Form 10-Q
period 2025-09-30
Hyperliquid Strategies Inc
filed 2025-12-08
CIK 2078856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-42985

Hyperliquid Strategies Inc
(Exact Name of Registrant as Specified in Its Charter)

Delaware	39-3284080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

477 Madison Avenue, 22 nd Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
(212)
883-4330
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PURR	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No
☒
As of December
5
, 2025, there were 127,025,563 shares of the Company’s common stock, $0.01 par value, issued and outstanding.

HYPERLIQUID STRATEGIES INC

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
HYPERLIQUID STRATEGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2025

Liabilities and Stockholder’s Deficit
Accounts payable and accrued expenses	$1,138,335
Due to related parties	74,586

Total Current Liabilities and Total Liabilities	1,212,921

Commitments and Contingencies
Stockholder’s Deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding	—
Accumulated deficit	(1,212,921)

Total Stockholder’s Deficit	(1,212,921)

Total Liabilities and Stockholder’s Deficit	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERLIQUID STRATEGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the period from July 2, 2025 (inception) through September 30, 2025

Formation and operating costs	$(1,212,921)

Net loss	$(1,212,921)

Basic and diluted weighted average shares outstanding	92

Basic and diluted net loss per share	$(13,183.92)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERLIQUID STRATEGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT
For the period from July 2, 2025 (inception) through September 30, 2025

			Additional		Total
			Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of July 2, 2025 (inception)	—	$—	$—	$—	$—
Issuance of Common Stock	100	—	—	—	—
Net loss	—	—	—	(1,212,921)	(1,212,921)

Balance as of September 30, 2025	100	$—	$—	$(1,212,921)	$(1,212,921)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERLIQUID STRATEGIES INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the period from July 2, 2025 (inception) through September 30, 2025

Cash flows from operating activities:
Net loss	$(1,212,921)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,138,335
Due to related party	74,586

Net cash flows from operating activities	—

Net change in cash	—
Cash, July 2, 2025 (inception)	—

Cash, September 30, 2025	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 — ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY
Organization and General
Hyperliquid Strategies Inc (the “Company”) is a company incorporated on July 2, 2025, as a Delaware corporation. The Company was formed for the purpose of effecting a proposed Transaction (See Note 4). In August 2025, the Company incorporated a wholly owned entity in the Cayman Islands, Rorschach Cayman LLC. The Company owns all of the equity and has unilateral control over Rorschach Cayman LLC and as such consolidates the entity under ASC 810, “Consolidations.”
As of September 30, 2025, the Company and its wholly owned subsidiaries, Rorschach Cayman LLC, Rorschach Merger Sub LLC and TBS Merger Sub Inc had not generated any revenues. All activity as of September 30, 2025 relates to the Company’s formation and preparation for the Transaction. The Company will not generate any operating revenues until after the proposed Transaction, at the earliest. After the completion of the Transaction, the Company initiated a HYPE treasury strategy.
Liquidity and Going Concern Considerations
Under ASC Subtopic
205-40,
Presentation of Financial Statements—Going Concern, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet future financial obligations as they become due within one year after the date that these financial statements are issued. Since the Company’s inception, it has had a history of recurring net losses from operations and working capital deficits.
As disclosed in the previously issued financial statements, there was substantial doubt about the ability of the Company to continue as a going concern for at least one year from the date the financial statements were issued. This was based on the Company having insufficient funds to pay its liabilities, absent any additional funding, which obtaining such funding was uncertain. As of the date these interim financial statements were issued, the Company raised significant capital through the Transaction which included capital raises through subscription agreements (see Note 7), which has alleviated the substantial doubt about the Company’s ability to continue as a going concern that existed at the time the Company issued its previous financial statements.
Based on the Company’s current financial condition and forecast of cash flow needs for the next twelve months, Management expects that the Company’s existing resources will be sufficient to enable the Company to fund its anticipated level of operations through one year from the date of these interim financial statements were issued.
The Company plans to continue to pursue additional methods to obtain funding for working capital in the future, however, such funding may not be available to the Company. Although management believes that such capital sources will continue to be available, there can be no assurances that additional working capital will be available to the Company when needed, or if available, on terms acceptable to the Company. If the Company is unable to obtain capital on terms that are satisfactory to the Company, when the Company requires it, the Company’s ability to continue to grow or support the business and to respond to business challenges could be significantly limited, which may adversely affect the Company’s business plans.
Risks and Uncertainties
After the completion of the Transaction, the Company’s financial condition is substantially dependent on the market price and liquidity of HYPE tokens, which are subject to extreme volatility and limited trading venues. The Company’s treasury assets are concentrated in cash and HYPE tokens, the native cryptocurrency of the Hyperliquid protocol. HYPE tokens have experienced significant price volatility, and the Company’s financial results and carrying value of its digital assets will fluctuate materially based on HYPE token price movements. The Company depends on the continued success and adoption of the Hyperliquid protocol for the value of its treasury holdings in HYPE tokens. The specific impact on the Company’s financial condition, results of operations, cash flows and completion of the Mergers is not determinable as of the date of these financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Rorschach Cayman LLC, Rorschach Merger Sub LLC and TBS Merger Sub Inc. All intercompany transactions have been eliminated.
Segment Reporting
The Company complies with ASU
2023-07,
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU
2023-07),
which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company initially adopted ASU
2023-07
in its financial statements effective at inception (July 2, 2025).
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Income Taxes
The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The effective tax rate differs from the statutory tax rate of 21% for the period from July 2, 2025 (inception) through September 30, 2025, primarily due to non-deductible
start-up
costs and the valuation allowance on the deferred tax assets.
While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Merger expenses and the actual income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through September 30, 2025.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. Rorschach Cayman LLC is considered to be a Cayman Islands limited liability company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.
The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

Net Income (Loss) Per Common Share
As of September 30, 2025, the Company has
one
class of shares. For purposes of computing diluted earnings per share, the weighted-average shares outstanding of the Company’s common stock, par value $
0.01
per share (“Common Stock”), reflects the dilutive effect that could occur if convertible securities or other contracts to issue Common Stock were converted into or exercised for Common Stock as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later). At September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company.
For the period from July 2, 2025 (inception) through September 30, 2025, basic and diluted net loss per common share is as follows:

Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(1,212,921)
Denominator
Basic and diluted weighted-average shares outstanding	92
Basic and diluted net loss per share	$(13,183.92)
NOTE 3. SEGMENT INFORMATION
ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.
The Company is a company formed for the purpose of effecting a proposed Transaction (See Note 4). As of September 30, 2025, the Company had not generated any revenues. The Company will not generate any operating revenues until after the completion of the Transaction, at the earliest.
The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. The CODM does not review assets in evaluating the results of the Company, and therefore, such information is not presented.
When evaluating the Company’s primary measure of performance and making key decisions regarding resource allocation, the CODM reviews in the manner presented in the statement of operations.
NOTE 4. BUSINESS COMBINATION
Sonnet BioTherapeutics Holdings, Inc. Business Combination Agreement
On July 11, 2025, Sonnet BioTherapeutics Holdings, Inc. (“Sonnet”), the Company, Rorschach I LLC (“Rorschach”), Sonnet Merger Sub Inc., and Rorschach Merger Sub LLC, entered into a Business Combination Agreement (as subsequently amended, the “BCA”) pursuant to which, subject to the terms and conditions contained in the BCA, (i) Rorschach Merger Sub LLC will merge with and into Rorschach with Rorschach surviving the Rorschach Merger as a direct wholly owned subsidiary of the Company and (ii) immediately following the Rorschach Merger, Sonnet Merger Sub Inc. will merge with and into Sonnet, with Sonnet surviving the Sonnet Merger as a direct wholly owned subsidiary of the Company. On December 2, 2025, the closing of the transactions contemplated by the BCA was completed (the “Closing,” and such date, the “Closing Date”). Upon the Closing, each of Sonnet and Rorschach became wholly-owned subsidiaries of the Company. Refer to Note 7 for further details.
NOTE 5. RELATED PARTIES
During the period from July 2, 2025 (inception) through September 30, 2025, Rorschach I LLC, the Company’s sole investor, paid $44,563 for Formation and Operating Costs on behalf of the Company. The Company’s obligation to repay these expenses is recognized as Due to Related Parties on the Company’s
Condensed

Consolidated Balance Sheet.
In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Company. As of
September 30, 2025, the Company had an outstanding balance due to the affiliate of $30,023. The amount is included in Due to Related Party on the Company’s

Condensed
Consolidated Balance Sheet. These expenses include but are not limited to legal, travel, and other expenses.
Advisor Rights and Strategic Advisor Agreement
Pursuant to the BCA, on the Closing Date, the Company and Rorschach Advisors LLC (the “Advisor”), an affiliate, entered into an Advisor Rights Agreement (the “Advisor Rights Agreement”) and a Strategic Advisor Agreement (the “Advisory Agreement”), and the Company issued to the Advisor three warrants (each, an “Advisor Warrant”). Refer to Note 7 for more details.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Advisors Registration Rights Agreement
Pursuant to the BCA, on the Closing Date the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Advisor and certain investors in Rorschach, pursuant to which, among other things, the Company agreed to provide such holders with customary registration rights with respect to the shares of the Company’s Common Stock to be owned by such holders following the Closing.
NOTE 7. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.
On October 22, 2025, the Company entered into an agreement with Chardan Capital Markets LLC (“Chardan”) for Chardan to purchase up to 160,000,000 shares of the Company’s Common Stock (the “Purchase Agreement”). Pursuant to and upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement, beginning on the later of the Closing Date and the date the registration statement registering the resale of such shares is effective (the “Commencement Date”), the Company has the right from time to time at the Company’s option to direct Chardan to purchase up to
$1,000,000,000
of shares of Common Stock. Sales of the Company’s Common Stock to Chardan under the Purchase Agreement, and the timing of any sales, will be determined by the Company from time to time in the Company’s sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of the Company’s Common Stock and determinations by the Company regarding the use of proceeds from any sale of such Common Stock.
The Company was required to pay a $25,000 fee upon execution of the Facility and paid $125,000 on the Closing Date. Additional commitment fees will be required depending on the amount of shares sold by the Company including $250,000 payable once the Company has received an aggregate of $25,000,000 in proceeds from sales of Common Stock under the Purchase Agreement and $625,000 payable once the Company has received an aggregate of $50,000,000 in proceeds from sales of Common Stock under the Purchase Agreement.

In addition, the Company engaged LifeSci Capital, LLC as qualified independent underwriter in connection with the Purchase Agreement for a fee of $50,000 per quarter (with the first such payment made on the Commencement Date).
Sonnet BioTherapeutics Holdings, Inc. Merger
On December 2, 2025,
t
he Closing of the transactions contemplated by the BCA (collectively, the “Transaction”) was completed. Following the Closing, each of Sonnet and Rorschach is a wholly-owned subsidiary of the Company.
Pursuant to the terms of the BCA, at the effective time of the Transaction (the “Effective Time”):
(i) Each share of Sonnet common stock issued and outstanding immediately prior to the Effective Time was canceled and converted into the right to receive one-fifth
of one share of Common Stock and one Contingent Value Right (a “CVR”) (together, the “Per Share Merger Consideration”)
(ii) Each Sonnet vested restricted stock unit (the “Sonnet Vested RSU“) outstanding immediately prior to the Effective Time was canceled and converted into the right to receive the Per Share Merger Consideration;
(iii) Each Sonnet
in-the-money
warrant outstanding immediately prior to the Effective Time was canceled and converted into the right to receive, for each share of Company Common Stock the holder of such Company in-the-money
warrant would have received had such Sonnet
in-the-money
warrant been exercised in full in accordance with its terms immediately prior to the Effective Time, the Per Share Merger Consideration;
(iv) Each Sonnet
out-of-the-money
warrant outstanding and unexercised immediately prior to the Effective Time (a) ceased to represent a Sonnet out-of-the-money
warrant in respect of shares of Sonnet common stock and was assumed by the Company and automatically converted into a warrant to acquire the same number of shares of Common Stock, subject to the same terms and conditions as were applicable to the applicable Sonnet out-of-the-money
warrant immediately prior to the Effective Time, with the right to receive, for each share of Sonnet common stock the holder of such Sonnet out-of-the-money
warrant would have received had such Sonnet
out-of-the-money
warrant been exercised in full in accordance with its terms immediately prior to the Effective Time, the Per Share Merger Consideration or (b) entitled the holder of such Sonnet out-of-the-money
warrant to such other consideration that such holder was entitled to receive pursuant to the terms of such holder’s out-of-the-money
warrant; and
(v) All shares of Sonnet common stock held in the treasury of Sonnet were canceled without any conversion thereof and no payment or distribution was or will be made with respect thereto.
Also pursuant to the terms of the BCA, (a) the equityholders of Rorschach immediately prior to the Closing received, in the aggregate, that number of shares of Common Stock equal to one-fifth of the aggregate amount of the cash and HYPE Tokens Value (as defined in the
BCA
) held by Rorschach immediately prior to the Closing, divided by
$1.25
(except that one equityholder of Rorschach received, in lieu of a portion of the shares of Common Stock otherwise issuable to it, shares of the Company’s newly-designated Series A Preferred Stock), and (b) at the Closing the Company issued to the Advisor
7,761,860
shares of Common Stock (the “Advisor Shares”) and the Advisor Warrants
.
 Concurrently with the Closing, the Company received approximately
$299,900,000 in cash and approximately 12,500,000
HYPE tokens from investors in Rorschach
 and
/or Sonnet
who had previously entered into contribution and subscription agreements.

Immediately after the Closing, the Company had the following outstanding securities (in addition to the CVRs):

•	127,025,563 shares of Common Stock;

•
166,172.794 shares of Series A Preferred Stock, which are initially convertible into an aggregate of 26,587,647 shares of Common Stock (subject to the provisions thereof, including certain “blocker” provisions);

•	The Advisor Warrants, exercisable for up to an aggregate of 27,394,800 shares of Common Stock in accordance with the terms thereof; and

•	The former Company out-of-the-money warrants, exercisable for up to an aggregate of 2,809,001 shares of Common Stock.
Pursuant to the BCA, on the Closing Date, the Company and the Advisor entered into the Advisor Rights Agreement and the Advisory Agreement, and the Company issued to the Advisor the Advisor Warrants. Pursuant to the Advisor Rights Agreement, among other things, for so long as the Advisor and its affiliates continue to own at least

10
%
of the total number of shares of the Company’s Common Stock, held by the Advisor as of immediately following the Closing (the “Minimum Holding Condition”), the Advisor will have the right to nominate a number of persons (the “Advisor Directors”) to the Company’s board of directors (the “Board”) equal to the result of (rounded up to the nearest whole number) (a) the percentage determined by dividing (i) the number of shares of Common Stock beneficially owned by the Advisor (together with its affiliates) (on an
“as-converted”
and “as exercised” basis and without applying any “blocker” provisions limiting the exercise or conversion of any securities held by any such person) by (ii) the total number of shares of Common Stock then outstanding (on an
“as-converted”
and “as exercised” basis), multiplied by (b) the then current size of the Board (counting, for purposes of such determination, all vacancies as filled), but in any event at least one director, who shall be the Chairman of the Board. In addition, for so long as the Minimum Holding Condition is satisfied, the Company will take all necessary action to cause the Board to be comprised of at least five directors, including the Advisor Directors, and to consist of the requisite number of directors meeting the independence requirements of the Nasdaq Stock Market (or other securities exchange on which the Common Stock is then listed). The Advisor Rights Agreement also provides the Advisor with certain information rights, and subjects the Advisor Shares and Advisor Warrants (and underlying shares of Common Stock) to lock-up
restrictions applicable, subject to certain exceptions, for a period ending on the earlier of (x) the first anniversary of the Closing Date, (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property, or (z) with respect to any securities subject to the lock-up,
the date on which the last sale price of the Common Stock equals or exceeds an amount per share of Common Stock equal to

150
% of the price (or deemed price) for which the Advisor acquired such securities.
Pursuant to the Advisory Agreement, the Advisor has agreed to use commercially reasonable efforts to provide to the Company certain technical advisory services related to the digital asset ecosystem, including Hyperliquid and related digital assets, developments in digital asset industries, the selection of third-party vendors with respect to asset management and related digital asset services and other strategic advice regarding digital assets treasury operations for a term of five years (subject to earlier termination under certain circumstances). The Advisory Agreement provides that, unless otherwise agreed by Advisor and subject in all respects to applicable law, in the event that the Company raises equity or equity-linked financing during the term, the Advisor will be entitled to receive grants of equity in the form of (a) shares of Common Stock equal to 5% of the number of shares of Common Stock issued or issuable pursuant to such financing and (b) warrants to purchase an aggregate number of shares of Common Stock equal to 15% of the number of shares of Common Stock issued or issuable pursuant to such financing, in substantially the same form as the Advisor Warrants, or as otherwise may be agreed by the Company and the Advisor. The Advisor shall also be entitled to receive such additional compensation, if any, as may be approved by the Board.
Each Advisor Warrant is exercisable to purchase an aggregate of 9,131,600 shares of Common Stock for a period of five years following the Closing Date. The three Advisor Warrants have per share exercise prices equal to $9.375, $12.50 and $18.75, respectively (in each case subject to adjustment for stock splits, share dividends and other similar events).

Also pursuant to the BCA, at the Closing the Company entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with Continental Stock Transfer & Trust Company, as rights agent (“Rights Agent”), pursuant to which holders of shares of Sonnet common stock, par value $0.0001 per share (“Sonnet Common Stock”), excluding the shares of Sonnet Common Stock issued to the Subscribers pursuant to the Subscription Agreements (as defined in the BCA), and Company in-the-money warrants, in each case, as of immediately prior to the Effective Time, received one CVR for each then-outstanding share of Sonnet common stock held by such stockholder (or, in the case of the Company In-the-money warrants, each share of Sonnet common stock for which such Company In-the-money warrants was exercisable into as of such date). The CVR Payment (as defined in the CVR Agreement) will be payable upon the closing of a sale, license, transfer, disposition, divestiture or other monetization transaction (i.e., a royalty transaction) (or a series of transactions) and/or winding down of, or other disposition(s) of any the Company Legacy Assets (as defined in the CVR Agreement) (a “Company Legacy Transaction”) during the period beginning on the Closing Date and ending on the third anniversary of the Closing Date (the “CVR Term”). The shares of Common Stock issuable in connection with the CVR Payment (the “CVR Shares”) are subject to certain deductions pursuant to the terms of the CVR Agreement.
Effective as of the Closing Date, the stockholders of Sonnet approved the Hyperliquid Strategies Inc 2025 Equity Incentive Plan (the “2025 Equity Incentive Plan”), and the 2025 Equity Incentive Plan became effective. The 2025 Equity Incentive Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, stock bonus awards, and other stock-based awards, as well as the grant of dividend equivalents. Employees, directors and independent contractors of the Company and its subsidiaries are all eligible to participate in the 2025 Equity Incentive Plan, provided that incentive stock options may only be granted to employees. A total of 6,351,278 shares of Common Stock are reserved for awards under the 2025 Equity Incentive Plan.
On the Closing Date, the Company adopted an amended and restated certificate of incorporation, which became effective upon the filing thereof with the Secretary of State of the State of Delaware (the “Restated Charter”), and amended and restated bylaws (the “Restated Bylaws”). Among other things, the Restated Charter increased the authorized capital stock of the Company to consist of 2,000,000,000 shares of Common Stock and 100,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”).
Also on the Closing Date, the Board adopted and the Company filed with the Secretary of State of the State of Delaware a certificate of designation (the “Certificate of Designation”) designating the rights, preferences and limitations of the Series A Preferred Stock. Up to
 200,000 shares were designated Series A Preferred Stock, with each share of Series A Preferred Stock having a stated value equal to $1,000 (the “Stated Value”). Each share of Series A Preferred Stock will be convertible, at the option of the holder, into that number of shares of Common Stock determined by dividing the Stated Value by $6.25 (the “Conversion Price”). The Conversion Price may be adjusted pursuant to the Certificate of Designations for stock dividends and stock splits, subsequent rights offerings, pro rata distributions of dividends or the occurrence of a Fundamental Transaction (as defined in the Certificate of Designation). A holder of Series A Preferred Stock will not have the right to convert any portion of its Series A Preferred Stock if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.
The shares of Series A Preferred Stock are not redeemable by the Company and are not entitled to receive dividends, except that if dividends are paid on the Common Stock then the Company would be required to pay a dividend on the Series A Preferred Stock on a pro rata basis with the Common Stock determined on an as-converted
basis. The Series A Preferred Stock has no voting rights, except as required by the Restated Charter, applicable law and with respect to any vote to approve a Fundamental Transaction (in which case each holder of Series A Preferred Stock would be entitled to a number of votes equal to the number of whole shares of Common Stock into which such holder’s shares of Series A Preferred Stock were convertible).
Upon any liquidation, dissolution or
winding-up
of the Company, whether voluntary or involuntary, the then holders of the Series A Preferred Stock would be entitled to participate with the holders of Common Stock then outstanding, pro rata as a single class on an as-converted
basis.
The Company’s Common Stock began trading on the Nasdaq Capital Market under the symbol “PURR” on December 3, 2025.
On December 8th, the Company announced that its board of directors had authorized a stock repurchase program of up to $30 million of the Company’s outstanding common stock that will be in place for up to 12 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Hyperliquid Strategies Inc, and references to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 27, 2025 in connection with the Transaction (as defined below) (the “Final Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a company incorporated on July 2, 2025, as a Delaware corporation and a wholly owned subsidiary incorporated in the Cayman Islands. We were formed for the purpose of effecting the proposed Transaction and operating thereafter.

Recent Developments

On October 22, 2025, we entered into an agreement to purchase up to 160,000,000 shares of our common stock (“Common Stock”) with Chardan Capital Markets LLC (“Chardan”) (the “Purchase Agreement”). Pursuant to and upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement, beginning on the later of the Closing Date and the date the registration statement registering the resale of such shares is effective (the “Commencement Date”), we have the right from time to time at our option to direct Chardan to purchase up to $1.0 billion of shares of our Common Stock. Sales of our Common Stock to Chardan under the Purchase Agreement, and the timing of any sales, will be determined by us from time to time in our sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of our Common Stock and determinations by us regarding the use of proceeds from any sale of such Common Stock. The net proceeds from any sales under the Facility will depend on the frequency with, and prices at, which the shares of our Common Stock are sold to Chardan. To the extent we sell shares under the Purchase Agreement, we currently plan to use any proceeds therefrom for general corporate purposes, including potential purchases of HYPE Tokens.

Sonnet BioTherapeutics Holdings, Inc. Merger

On December 2, 2025 the closing of the transactions contemplated by the BCA (collectively, the “Transaction”) was completed (the “Closing”). Following the Closing, each of Sonnet and Rorschach is a wholly-owned subsidiary of the Company.

Pursuant to the terms of the BCA, at the effective time of the Transaction (the “Effective Time”):

(i) Each share of Sonnet common stock issued and outstanding immediately prior to the Effective Time was canceled and converted into the right to receive one-fifth of one share of Common Stock and one Contingent Value Right (a “CVR”) (together, the “Per Share Merger Consideration”)

(ii) Each Sonnet vested restricted stock unit (the “Sonnet Vested RSU”) outstanding immediately prior to the Effective Time was canceled and converted into the right to receive the Per Share Merger Consideration;

(iii) Each Sonnet in-the-money warrant outstanding immediately prior to the Effective Time was canceled and converted into the right to receive, for each share of Company Common Stock the holder of such Sonnet In-the-money warrant would have received had such Sonnet in-the-money warrant been exercised in full in accordance with its terms immediately prior to the Effective Time, the Per Share Merger Consideration;

(iv) Each Sonnet out-of-the-money warrant outstanding and unexercised immediately prior to the Effective Time (a) ceased to represent a Sonnet out-of-the-money warrant in respect of shares of Sonnet common stock and was assumed by the Company and automatically converted into a warrant to acquire the same number of shares of Common Stock, subject to the same terms and conditions as were applicable to the applicable Sonnet out-of-the-money warrant immediately prior to the Effective Time, with the right to receive, for each share of Sonnet common stock the holder of such Sonnet out-of-the-money warrant would have received had such Sonnet out-of-the-money warrant been exercised in full in accordance with its terms immediately prior to the Effective Time, the Per Share Merger Consideration or (b) entitled the holder of such Sonnet out-of-the-money warrant to such other consideration that such holder was entitled to receive pursuant to the terms of such holder’s out-of-the-money warrant; and

(v) All shares of Sonnet common stock held in the treasury of Sonnet were canceled without any conversion thereof and no payment or distribution was or will be made with respect thereto.

Also pursuant to the terms of the BCA, (a) the equityholders of Rorschach immediately prior to the Closing received, in the aggregate, that number of shares of Common Stock equal to one-fifth of the aggregate amount of the cash and HYPE Tokens Value (as defined in the BCA) held by Rorschach immediately prior to the Closing, divided by $1.25 (except that one equityholder of Rorschach received, in lieu of a portion of the shares of Common Stock otherwise issuable to it, shares of Series A Preferred Stock (as defined below)), and (b) at the Closing the Company issued to the Advisor (as defined below) the 7,761,860 shares of Common Stock (the “Advisor Shares”) and the Advisor Warrants (defined below). Concurrently with the Closing, the Company received approximately $299,900,000 in cash and approximately 12,500,000 HYPE tokens from investors in Rorschach and/or Sonnet who had previously entered into contribution and subscription agreements.

Immediately after the Closing, the Company had the following outstanding securities (in addition to the CVRs):

•	127,025,563 shares of Common Stock;

•

166,172.794 shares of Series A Preferred Stock, which are initially convertible into an aggregate of 26,587,647 shares of Common Stock (subject to the provisions thereof, including certain “blocker” provisions);

•	The Advisor Warrants, exercisable for up to an aggregate of 27,394,800 shares of Common Stock in accordance with the terms thereof; and

•	The former Company out-of-the-money warrants, exercisable for up to an aggregate of 2,809,001 shares of Common Stock.

Pursuant to the BCA, on the Closing Date, the Company and Rorschach Advisors LLC (the “Advisor”) entered into an Advisor Rights Agreement (the “Advisor Rights Agreement”) and a Strategic Advisor Agreement (the “Advisory Agreement”), and the Company issued to the Advisor three warrants (each, an “Advisor Warrant”). Pursuant to the Advisor Rights Agreement, among other things, for so long as the Advisor and its affiliates continue to own at least 10% of the total number of shares of the Company’s Common Stock held by the Advisor as of immediately following the Closing (the “Minimum Holding Condition”), the Advisor will have the right to nominate a number of persons (the “Advisor Directors”) to the Company’s board of directors (the “Board”) equal to the result of (rounded up to the nearest whole number) (a) the percentage determined by dividing (i) the number of shares of Common Stock beneficially owned by the Advisor (together with its affiliates) (on an “as-converted” and “as exercised” basis and without applying any “blocker” provisions limiting the exercise or conversion of any securities held by any such person) by (ii) the total number of shares of Common Stock then outstanding (on an “as-converted” and “as exercised” basis), multiplied by (b) the then current size of the Board (counting, for purposes of such determination, all vacancies as filled), but in any event at least one director, who shall be the Chairman of the Board. In addition, for so long as the Minimum Holding Condition is satisfied, the Company will take all necessary action to cause the Board to be comprised of at least five directors, including the Advisor Directors, and to consist of the requisite number of directors meeting the independence requirements of the Nasdaq Stock Market (or other securities exchange on which the Common Stock is then listed). The Advisor Rights Agreement also provides the Advisor with certain information rights, and subjects the Advisor Shares and Advisor Warrants (and underlying shares of Common Stock) to lock-up restrictions applicable, subject to certain exceptions, for a period ending on the earlier of (x) the first anniversary of the Closing Date, (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property, or (z) with respect to any securities subject to the lock-up, the date on which the last sale price of the Common Stock equals or exceeds an amount per share of Common Stock equal to 150% of the price (or deemed price) for which the Advisor acquired such securities.

Pursuant to the Advisory Agreement, the Advisor has agreed to use commercially reasonable efforts to provide to the Company certain technical advisory services related to the digital asset ecosystem, including Hyperliquid and related digital assets, developments in digital asset industries, the selection of third-party vendors with respect to asset management and related digital asset services and other strategic advice regarding digital assets treasury operations for a term of five years (subject to earlier termination under certain circumstances). The Advisory Agreement provides that, unless otherwise agreed by Advisor and subject in all respects to applicable law, in the event that the Company raises equity or equity-linked financing during the term, the Advisor will be entitled to receive grants of equity in the form of (a) shares of Common Stock equal to 5% of the number of shares of Common Stock issued or issuable pursuant to such financing and (b) warrants to purchase an aggregate number of shares of Common Stock equal to 15% of the number of shares of Common Stock issued or issuable pursuant to such financing, in substantially the same form as the Advisor Warrants, or as otherwise may be agreed by the Company and the Advisor. The Advisor shall also be entitled to receive such additional compensation, if any, as may be approved by the Board.

Each Advisor Warrant is exercisable to purchase an aggregate of 9,131,600 shares of Common Stock for a period of five years following the Closing Date. The three Advisor Warrants have per share exercise prices equal to $9.375, $12.50 and $18.75, respectively (in each case subject to adjustment for stock splits, share dividends and other similar events).

Also pursuant to the BCA, at the Closing the Company entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with Continental Stock Transfer & Trust Company, as rights agent (“Rights Agent”), pursuant to which holders of shares of Sonnet common stock, par value $0.0001 per share (“Sonnet Common Stock”), excluding the shares of Sonnet Common Stock issued to the Subscribers pursuant to the Subscription Agreements, and Company in-the-money warrants, in each case, as of immediately prior to the Effective Time, received one contingent value right (each, a “CVR”) for each then-outstanding share of Sonnet Common Stock held by such stockholder (or, in the case of the Company In-the-money warrants, each share of Sonnet Common Stock for which such Company In-the-money warrants was exercisable into as of such date). The CVR Payment (as defined in the CVR Agreement) will be payable upon the closing of a sale, license, transfer, disposition, divestiture or other monetization transaction (i.e., a royalty transaction) (or a series of transactions) and/or winding down of, or other disposition(s) of any the Company Legacy Assets (as defined in the CVR Agreement) (a “Company Legacy Transaction”) during the period beginning on the Closing Date and ending on the third anniversary of the Closing Date (the “CVR Term”). The shares of Common Stock issuable in connection with the CVR Payment (the “CVR Shares”) are subject to certain deductions pursuant to the terms of the CVR Agreement.

Effective as of the Closing Date, the stockholders of Sonnet approved the Hyperliquid Strategies Inc 2025 Equity Incentive Plan (the “2025 Equity Incentive Plan”), and the 2025 Equity Incentive Plan became effective. The 2025 Equity Incentive Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, stock bonus awards, and other stock-based awards, as well as the grant of dividend equivalents. Employees, directors and independent contractors of the Company and its subsidiaries are all eligible to participate in the 2025 Equity Incentive Plan, provided that incentive stock options may only be granted to employees. A total of 6,351,278 shares of Common Stock are reserved for awards under the 2025 Equity Incentive Plan.

On the Closing Date, the Company adopted an amended and restated certificate of incorporation, which became effective upon the filing thereof with the Secretary of State of the State of Delaware (the “Restated Charter”), and amended and restated bylaws (the “Restated Bylaws”). Among other things, the Restated Charter increased the authorized capital stock of the Company to consist of 2,000,000,000 shares of Common Stock and 100,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”).

Also on the Closing Date, the Board adopted and the Company filed with the Secretary of State of the State of Delaware a certificate of designation (the “Certificate of Designation”) designating the rights, preferences and limitations of a new series of Preferred Stock, designated Series A (the “Series A Preferred Stock”). Up to 200,000 shares were designated Series A Preferred Stock, with each share of Series A Preferred Stock having a stated value equal to $1,000 (the “Stated Value”). Each share of Series A Preferred Stock will be convertible, at the option of the holder, into that number of shares of Common Stock determined by dividing the Stated Value by $6.25 (the “Conversion Price”). The Conversion Price may be adjusted pursuant to the Certificate of Designations for stock dividends and stock splits, subsequent rights offerings, pro rata distributions of dividends or the occurrence of a Fundamental Transaction (as defined in the Certificate of Designation). A holder of Series A Preferred Stock will not have the right to convert any portion of its Series A Preferred Stock if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

The shares of Series A Preferred Stock are not redeemable by the Company and are not entitled to receive dividends, except that if dividends are paid on the Common Stock then the Company would be required to pay a dividend on the Series A Preferred Stock on a pro rata basis with the Common Stock determined on an as-converted basis. The Series A Preferred Stock has no voting rights, except as required by the Restated Charter, applicable law and with respect to any vote to approve a Fundamental Transaction (in which case each holder of Series A Preferred Stock would be entitled to a number of votes equal to the number of whole shares of Common Stock into which such holder’s shares of Series A Preferred Stock were convertible).

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the then holders of the Series A Preferred Stock would be entitled to participate with the holders of Common Stock then outstanding, pro rata as a single class on an as-converted basis.

Results of Operations

We have not generated any revenues to date. We did not generate any operating revenues through the completion of the Transaction. Until the completion of the Transaction, we incurred expenses as a result of effecting the Transaction.

For the period from July 2, 2025 (inception) through September 30, 2025, we had net loss of $1,212,921, which consisted of Formation and operating costs of $1,212,921.

Liquidity and Capital Resources

Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet future financial obligations as they become due within one year after the date that these financial statements are issued. Since our inception, we have had a history of recurring net losses from operations and working capital deficits.

As disclosed in the previously issued financial statements, there was substantial doubt about the ability of us to continue as a going concern for at least one year from the date the financial statements were issued. This was based on us having insufficient funds to pay our liabilities, absent any additional funding, which obtaining such funding was uncertain. As of the date the financials were issued, we raised significant capital through the Transaction which included capital raises through subscription and contribution agreements (see Note 7 to the accompanying financial statements), which has alleviated the substantial doubt about our ability to continue as a going concern that existed at the time we issued our previous financial statements.

Based on our current financial condition and forecast of cash flow needs for the next twelve months, we expect that our existing resources will be sufficient to enable us to fund our anticipated level of operations through one year from the date of this report.

Our plan is to continue to pursue additional methods to obtain funding for working capital in the future, however, such funding may not be available to us. Although we believe that such capital sources will continue to be available, there can be no assurances that additional working capital will be available to us when needed, or if available, on terms acceptable to us. If we are unable to obtain capital on terms that are satisfactory to us, when we require it, our ability to continue to grow or support the business and to respond to business challenges could be significantly limited, which may adversely affect our business plans.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unaudited consolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the Purchase Agreement discussed above, that affects the liquidity or capital resources of the Company.

As of September 30, 2025, we had incurred $1,212,921, in fees related to the Transaction. These costs were paid for using the proceeds of the cash available upon the Closing of the Transaction. The amounts are included in Accounts payable and accrued expenses on the unaudited condensed consolidated balance sheet.

Critical Accounting Estimates

We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of unaudited condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We have identified no critical accounting estimates.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed consolidated financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Merger or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in the Final Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1	Business Combination Agreement, dated as of July 11, 2025 (incorporated by reference to Exhibit 2.1 to Sonnet BioTherapeutics Holdings Inc.’s Current Report on Form 8-K (File No. 001-35570), filed with the SEC on July 14, 2025).

2.2	Amendment No. 1 to Business Combination Agreement, dated as of September 22, 2025 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-42985), filed with the SEC on December 3, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERLIQUID STRATEGIES INC

Date: December 8, 2025	By:	/s/ David Schamis
	Name:	David Schamis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 8, 2025	By:	/s/ Brett Beldner
	Name:	Brett Beldner
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)