Form 10-Q
period 2025-12-31
Hyperliquid Strategies Inc
filed 2026-02-11
CIK 2078856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number:001-42985

Hyperliquid Strategies Inc

(Exact Name of Registrant as Specified in Its Charter)

Delaware	39-3284080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

477 Madison Avenue, 22nd Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 883-4330

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PURR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Exchange Act). Yes☐ No☒

As of February 11, 2026, there were 123,967,508 shares of the Company’s Common Stock, $0.01 par value, issued and outstanding.

HYPERLIQUID STRATEGIES INC

FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HYPERLIQUID STRATEGIES INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	December 31,	June 30,
	2025	2025
Assets
Current assets
Cash and cash equivalents	$281,926	$—
Prepaids and other current assets	5,182	—
Total current assets	287,108	—
HYPE digital assets	327,610	—
Other non-current assets	1,921	—
Total assets	$616,639	$—
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,420	$597
Other current liabilities	6,659	—
Total current liabilities	9,079	597
Deferred tax liability	17,795	—
Total Liabilities	26,874	597
Stockholders’ Equity (Deficit):
Series A Preferred stock, $0.01 par value, 100,000,000 shares authorized, 166,173 and 0, shares issued and outstanding as of December 31, 2025, and June 30, 2025, respectively	2	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 127,034,605 shares issued and 124,093,048 outstanding (excluding treasury shares of 2,941,557) and 0 shares issued and outstanding (excluding treasury shares of 0) as of December 31, 2025, and June 30, 2025, respectively	1,270	—
Additional paid-in capital	917,094	—
Accumulated deficit	(318,458)	(597)
Treasury stock, at cost; 2,941,557 and 0 shares as of December 31, 2025, and June 30, 2025, respectively	(10,143)	—
Total Stockholders’ Equity (Deficit)	589,765	(597)
Total Liabilities and Stockholders’ Equity (Deficit)	$616,639	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERLIQUID STRATEGIES INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	For the Three Months Ended	For the Six Months Ended
	December 31,	December 31,
	2025	2025
Revenue
Staking revenue	$500	$500
Total revenue	500	500

Operating income (expense):
Unrealized loss on HYPE digital assets	(93,200)	(93,200)
Loss on HYPE contribution commitment	(155,776)	(169,156)
IPR&D write-off from Sonnet acquisition	(35,605)	(35,605)
Selling, general and administrative and research and development expenses	(3,465)	(3,483)
Total operating expenses	(288,046)	(301,444)

Loss from operations	(287,546)	(300,944)

Other income:
Interest income	878	878
Total other income	878	878

Loss before income taxes	(286,668)	(300,066)

Income tax expense (deferred)	(17,795)	(17,795)

Net loss	(304,463)	(317,861)

Net loss attributable to participating securities	$(304,463)	$(317,861)

Net loss per common share - basic and diluted	$(7.43)	$(15.50)

Weighted average number of common shares outstanding - basic and diluted	41,004,125	20,502,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERLIQUID STRATEGIES INC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

For the Three and Six Months Ended December 31, 2025

(In thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Treasury Stock		Stockholders' Equity
	Shares	Par	Shares	Par	Capital	Deficit	Shares	Amount	(Deficit)
Balance as of June 30, 2025	—	$-	—	$-	—	$(597)	—	$-	$(597)
Member cash contribution to Rorschach	—	—	—	—	296	—	—	—	296
Net loss	—	—	—	—	—	(13,398)	—	—	(13,398)
Balance as of September 30, 2025	—	—	—	—	296	(13,995)	—	—	(13,699)

Member cash contribution to Rorschach	—	—	—	—	454	—	—	—	454
Equity issued related to acquisition of Sonnet	3,680,346	37	—	—	39,535	—	—	—	39,572
PIPE financing, net of offering costs	123,354,259	1,233	166,173	2	876,809	—	—	—	878,044
Acquisition of treasury stock	(2,941,557)	—	—	—	—	—	2,941,557	(10,143)	(10,143)
Net loss	—	—	—	—	—	(304,463)	—	—	(304,463)
Balance at December 31, 2025	124,093,048	$1,270	166,173	$2	917,094	$(318,458)	2,941,557	$(10,143)	$589,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERLIQUID STRATEGIES INC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

For the Six Months Ended December 31, 2025

(In thousands)

Cash flows from operating activities:
Net Loss	$(317,861)
Adjustments to reconcile net loss to net cash used in operating activities:
IPR&D write-off from Sonnet acquisition	35,605
Unrealized loss on HYPE digital assets	93,200
Loss on HYPE contribution commitment	169,156
Non cash staking revenue	(500)
Deferred income tax	17,795
Changes in operating assets and liabilities:
Prepaids and other current assets	(4,434)
Other non-current assets	(82)
Accounts payable	(884)
Other current liabilities	(310)
Net cash provided by (used in) operating activities	(8,315)

Cash flows from investing activities:
Purchases of HYPE digital tokens	(9,000)
Cash received for the acquisition of Sonnet	10,347
Net cash provided by (used in) investing activities	1,347

Cash flows from financing activities:
Proceeds from issuance of equity	300,643
Payments for equity issuance costs	(2,315)
Repurchases of common stock	(9,434)
Net cash provided by (used in) financing activities	288,894

Net increase (decrease) in cash and cash equivalents	281,926

Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$281,926

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—
Taxes	$—

Supplemental disclosure of non-cash investing and financing activities:
Repurchases of common stock included in other current liabilities	$709
Contributions of HYPE digital assets	$580,466
Equity issued in acquisition of Sonnet	$39,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERLIQUID STRATEGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

Organization and General

Hyperliquid Strategies Inc (the “Company” or “HSI”), a Delaware corporation, is a cryptocurrency treasury company with a focus on building, managing, and optimizing its treasury with HYPE digital assets. The Company was created on July 2, 2025. In August 2025, the Company incorporated a wholly owned entity in the Cayman Islands, Rorschach Cayman LLC. The Company owns all of the equity and has unilateral control over Rorschach Cayman LLC (“Rorschach Cayman”) and as such consolidates the entity under ASC 810, “Consolidations.” The Company has selected June 30 as its fiscal year end.

On July 11, 2025, Sonnet BioTherapeutics Holdings, Inc. (“Sonnet”), the Company, Rorschach I LLC ("Rorschach"), Sonnet Merger Sub Inc., and Rorschach Merger Sub LLC, entered into a Business Combination Agreement (as subsequently amended, the “BCA”) pursuant to which, subject to the terms and conditions contained in the BCA, (i) Rorschach Merger Sub LLC would merge with and into Rorschach (the "Rorschach Merger") with Rorschach surviving the Rorschach Merger as a direct wholly owned subsidiary of the Company and (ii) immediately following the Rorschach Merger, Sonnet Merger Sub Inc. would merge with and into Sonnet (the "Sonnet Merger"), with Sonnet surviving the Sonnet Merger as a direct wholly owned subsidiary of the Company.

On December 2, 2025, the closing of the transactions contemplated by the BCA was completed (the “Closing,” and such date, the “Closing Date”). Prior to the Closing, Rorschach owned 100% of the Company. The combination of Rorschach and HSI was accounted for as a reverse recapitalization (the “Reverse Recapitalization”), with Rorschach surviving as the accounting acquirer. Under the Reverse Recapitalization, the assets and liabilities of HSI were recorded at historical cost. No goodwill or intangible assets were recognized. Consequently, the condensed consolidated financial statements of the Company reflect the operations of Rorschach for accounting purposes, and together with the financial position and results of operations of HSI and Sonnet subsequent to the Closing Date.

The overall business combination of the Company, Rorschach and Sonnet was a strategic realignment of HSI as a blockchain-focused entity, while still leveraging Sonnet’s expertise for concurrent biotech operations. Refer to Note 5 for additional information on the Company’s Reverse Recapitalization and the Company's acquisition of Sonnet, the latter of which was accounted for as an asset acquisition under ASC 805, “Business Combinations.”

The Company’s primary focus is building, managing, and optimizing its treasury with HYPE tokens, which are the native digital assets of the Hyperliquid Layer-1 blockchain.

HSI’s Common Stock is listed on the Nasdaq stock exchange under the ticker symbol “PURR” and began trading on December 3, 2025; on the same day, Sonnet’s Common Stock ceased to trade, although Sonnet continues to operate as a wholly-owned subsidiary of the Company with a focus in the biotech industry.

Liquidity and Going Concern Considerations

Under Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements—Going Concern”, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet future financial obligations as they become due within one year after the date that these financial statements are issued. Since the Company’s inception, it has had a history of recurring net losses from operations and working capital deficits.

As disclosed in the June 30, 2025 financial statements of Rorschach, there was substantial doubt about the ability of Rorschach to continue as a going concern for at least one year from the date the financial statements were issued. This was based on Rorschach having insufficient funds to pay its liabilities, absent any additional funding, which obtaining such funding was uncertain. During the three months ended December 31, 2025, the Company raised significant capital through the Closing PIPE financing and entered into the Equity Facility, as such terms are defined and further described in Note 10, which has alleviated the substantial doubt about the Company’s ability to continue as a going concern.

Based on the Company’s current financial condition and forecast of cash flow needs for the next twelve months, Management expects that the Company’s existing resources will be sufficient to enable the Company to fund its anticipated level of operations through one year from the date these interim financial statements were issued.

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

Risks and Uncertainties

The Company’s financial condition is substantially dependent on the market price and liquidity of HYPE tokens, which are subject to extreme volatility and limited trading venues. The Company’s treasury assets are concentrated in cash and HYPE tokens, the native cryptocurrency of the Hyperliquid Layer 1 blockchain. HYPE tokens have experienced significant price volatility, and the Company’s financial results and carrying value of its HYPE tokens will fluctuate materially based on HYPE token price movements. The Company depends on the success and adoption of the Hyperliquid Layer 1 blockchain for the value of its treasury holdings in HYPE tokens.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the SEC. As discussed in Note 1, the combination of Rorschach and HSI was accounted for as a reverse recapitalization, with Rorschach surviving as the accounting acquirer. Consequently, the condensed consolidated financial statements of the Company reflect the operations of Rorschach for accounting purposes, and together with the financial position and results of operations of HSI and Sonnet subsequent to the Closing Date. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

Cash and Cash Equivalents

Cash and cash equivalents include cash and interest-bearing highly liquid investments, such as money market funds, that is not restricted as to withdrawal or use with an initial maturity of three months or less.

Cash and cash equivalents are primarily placed with financial institutions which are of high credit quality. These instruments may be in the form of corporate deposits, which may exceed the Federal Deposit Insurance Corporation insurance limit of $250,000, and in highly liquid, highly rated instruments which are uninsured. The Company has not experienced losses on these accounts and does not believe it is exposed to any significant credit risk with respect to these accounts.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Rorschach, Rorschach Cayman and Sonnet. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is no longer an emerging growth company or affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards based on public company effective dates.

Segment Reporting

The Company complies with ASC 280, “Segment Reporting”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise where discrete financial information is available and evaluated regularly by the Chief Operating Decision Maker (“CODM”), in deciding how to allocate resources and in assessing performance. Refer to Note 6 for additional information on the Company’s identification of operating segments.

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

Acquisitions and Valuation of Intangibles

The Company accounts for acquired entities as either asset acquisitions or business combinations. If substantially all of the fair value of the assets acquired in a transaction is concentrated in a single asset (or a group of similar assets), the transaction is treated as an asset acquisition. For asset acquisitions, assets acquired and liabilities assumed are recognized at their estimated fair values as of the acquisition date, and the fair value of acquired in-process research and development ("IPR&D") is expensed if there is no future alternative use. Also, transaction costs directly attributable to the asset acquisition are included as part of the cost of the asset. Contingent consideration issued in connection with either an asset acquisition or business combination is included within the total consideration and is measured at fair value and recorded as a liability. Contingent consideration is remeasured at fair value in each reporting date by reflecting the changes in fair value in the consolidated statements of operations and comprehensive loss.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. With limited operating history and no operating income recognized to date, the Company has recognized a full valuation allowance on its deferred tax assets.

The Company recognized a deferred tax liability and a corresponding deferred tax expense of $37.8 million in connection with the receipt of HYPE from certain investors at closing. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended December 31, 2025, primarily due to non-deductible transaction and start up costs as well as a full valuation allowance on any deferred tax assets or net operating losses (NOLs). For the interim period, the Company uses an estimated annual effective tax rate.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any merger expenses and the actual income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through December 31, 2025.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. Rorschach Cayman is a Cayman Islands limited liability company and is not considered to have a connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. There are no other tax jurisdictions that are considered material to the Company.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law which, among other things, provided a permanent extension of certain tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire at the end of 2025, and modified tax legislation affecting bonus depreciation rules and the tax treatment of research and development expenses and interest deductions. Specifically, the OBBBA provides for 100% bonus depreciation and eliminates the requirement under Internal Revenue Code Section 174 to capitalize and amortize U.S. based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred beginning after 2024. The Company currently does not expect the OBBBA to have a material impact to its effective tax.

HYPE Digital Assets

The Company’s HYPE digital assets, which are custodied at a qualified custodian, consist of HYPE tokens (the Hyperliquid Layer-1 blockchain network’s utility token). HYPE digital assets are accounted for in accordance with ASC 350-60, “Intangibles—Goodwill and Other—Crypto Assets” (“ASC 350-60”). HYPE digital assets are initially recorded at cost and then subsequently remeasured at fair value as of the balance sheet date with changes in fair value recognized as unrealized gains or losses in operating income (expense). Upon derecognition of HYPE digital assets, the Company recognizes realized gains or losses in operating income (expense) on the condensed consolidated statements of operations, based upon the fair value of HYPE digital assets on the date of derecognition. HYPE digital assets are valued using prices as reported on the Company’s principal market exchange as of the date of determination, and midnight UTC as of the end of the reporting period. The Company tracks its cost basis of digital assets by wallet in accordance with the specific identification method of accounting.

Fair Value Measurements

Fair value accounting is applied for all financial instruments and non-financial instruments that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis, at least annually. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

A three-level valuation hierarchy, based upon observable and unobservable inputs, is used for fair value measurements. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions based on the best evidence available. These two types of inputs create the following fair value hierarchy:

•
Level 1: Quoted prices (unadjusted) in active markets for identical assets and liabilities.
•
Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
•
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The categorization of financial instruments and non-financial instruments within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value measurements are based on one or more of the following three valuation techniques:

•
Market - This approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•
Income - This approach uses valuation techniques to convert future amounts to a single present value amount based on current market expectations.
•
Cost - This approach is based on the amount that would be required to replace the service capacity of an asset (replacement cost).

The carrying amounts of financial instruments carried at cost, including cash and cash equivalents, other current assets, accounts payable, and other current liabilities approximate their fair value due to the short-term maturities of such instruments.

Staking Revenue

The Company recognizes revenue from native staking in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”) by following the five steps -- identify the contract, identify the performance obligation, determine the transaction price, allocate the transaction price to the performance obligation and determine when to recognize revenue. Revenue is recognized upon transfer of control of promised products or services (i.e., performance obligations) to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services.

The Company earns staking rewards from the process by which holders of HYPE tokens lock or delegate their tokens to support the security, consensus and operations of the Hyperliquid network, in exchange for potential rewards and other benefits. A contract with enforceable rights and obligations exists when the Company delegates its tokens to the validator, which is the customer by analogy. The contract term is the length of each staking period. Staking rewards are recognized as revenue when the Company satisfies its performance obligations (i.e., providing our tokens to the validator in order to validate blocks or transactions as determined by the protocol) ratably over the contract term. Staking rewards for HYPE tokens are calculated on-chain, where the annual reward rate is inversely proportional to the square root of the total HYPE tokens staked across the network. Staking rewards accrue every minute and are distributed daily to the Company. The HYPE tokens earned are non-cash consideration and therefore measured at fair value at the inception of each contract.

The Company engages counterparties to stake its HYPE holdings that keep a percentage of any staking yield earned as a fee and pass on the remainder to HSI. Because the Company does not unilaterally control the validator, the Company is not the principal to the validation service. As such, the Company presents delegated staking rewards as revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled.

Derivatives

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations.

The Company accounts for the warrants issued to former Sonnet stockholders and the Advisor Warrants (defined below) as equity, except in certain limited circumstances where the holder has the right to receive cash in certain contingent situations. The fair value of any unexercised warrants where this contingent right exists is nominal.

Equity Facility

The Company’s Equity Facility (see Note 10, section “Equity Facility”) is considered an equity-linked contract and also a derivative accounted for under ASC 815. The fair values associated with the related asset and liability as of December 31, 2025 are nominal and the asset and liability are therefore not initially recorded at fair value or subsequently remeasured at fair value.

Treasury Stock

The Company records the aggregate purchase price of treasury stock on the trade date at cost and includes treasury stock as a reduction to stockholders’ equity.

Recent Accounting Pronouncements Pending Adoption

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires incremental annual income tax disclosures. This amendment includes disclosures of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold; income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions that meet a quantitative threshold; income (or loss) from continuing operations before income tax expenses (or benefit) disaggregated between domestic and foreign; and income tax expense (or benefit) from continuing operations disaggregated by federal, state and foreign. As an emerging growth company electing to delay the adoption of new or revised accounting standards, the guidance is effective for annual periods beginning after December 15, 2025. Early adoption is permitted and should be applied prospectively (with retrospective application permitted). The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses (such as purchases of inventory, employee compensation, depreciation, and amortization) within the relevant expense captions presented on the face of the statement of operations and comprehensive loss. As an emerging growth company electing to delay the adoption of new or revised accounting standards, the guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its condensed consolidated financial statements.

Net Income (Loss) Per Common Share

The Company computes net loss per share attributable to common stockholders under the two-class method required for participating securities. The Company has one class of Common Stock. The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share amounts):

	For the Three Months Ended	For the Six Months Ended
	December 31, 2025	December 31, 2025
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(304,463)	$(317,861)
Denominator
Basic and diluted weighted-average shares outstanding	41,004,125	20,502,062
Basic and diluted net loss per share	$(7.43)	$(15.50)

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed in the same manner as basic net loss per share in periods when the Company incurs a net loss, because including the effects of potentially dilutive instruments would be antidilutive.

The Company's outstanding Series A Preferred Stock is a participating security and does not have a contractual obligation to share in the Company’s losses. As such, the Company has concluded to exclude the Series A Preferred Stock in the calculation of basic net loss per share.

Excluding the Series A Preferred Stock, the Company’s potentially dilutive securities, which were excluded from the computation of diluted net loss per share because their effect would have been antidilutive, were as follows:

	For the Three Months Ended	For the Six Months Ended
	December 31, 2025	December 31, 2025
Advisor Warrants	27,394,800	27,394,800
Warrants issued to former Sonnet stockholders	2,426,481	2,426,481
Total	29,821,281	29,821,281

NOTE 3. HYPE DIGITAL ASSETS

The Company’s digital assets are comprised solely of HYPE tokens. The following tables present a reconciliation of the Company’s assets related to its HYPE digital assets from both a dollar value and tokens perspective:

(In thousands)
Balance, June 30, 2025	$-
Purchases of HYPE digital assets	-
Balance, September 30, 2025	-
Contributions of HYPE digital assets from Rorschach Contributions	580,466
Purchases of HYPE digital assets	9,000
Unrealized loss on HYPE digital assets	(93,200)
Loss on HYPE contribution commitment	(169,156)
Receipt of HYPE digital assets from staking activities	500
Balance, December 31, 2025	$327,610

(HYPE tokens)
Balance, June 30, 2025	-
Purchases of HYPE digital assets	-
Balance, September 30, 2025	-
Contributions of HYPE digital assets from Rorschach Contributions	12,517,592
Purchases of HYPE digital assets	321,224
Receipt of HYPE digital assets from staking activities	18,717
Balance, December 31, 2025	12,857,533

The following table sets forth the units held, cost basis, and fair value of HYPE digital assets held, as shown on the balance sheet as of December 31, 2025:

		(In thousands)
	Units	Cost Basis	Fair Value
HYPE digital assets	12,857,533	$589,966	$327,610
Total	12,857,533	$589,966	$327,610

Cost basis is equal to the cost of the HYPE tokens, net of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted HYPE token prices within the Company’s principal market at the time of measurement (midnight UTC). The receipts of HYPE from native staking represent the rewards earned from staking.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2025:

	(In thousands)
	Fair Value Measurement at December 31, 2025
Assets:	Total	Level 1	Level 2	Level 3
Cash equivalents - money market funds	$272,363	$272,363	$-	$-
HYPE digital assets	327,610	327,610	-	—
Total assets measured at fair value	$599,973	$599,973	$-	$-

The Company assesses the inputs used to measure fair value using the three-tier hierarchy based on the extent to which inputs used in measuring fair value are observable in the market. For investments where little or no public market exists, management’s determination of fair value is based on the best available information which may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration various factors including earnings history, financial condition, recent sales prices of the issuer’s securities and liquidity risks.

HYPE digital assets are measured at fair value on a recurring basis using quoted prices in its principal market (Level 1 inputs). The Company has designated a principal market based on the market the Company has access to that has the greatest volume and level of orderly transactions for HYPE. The Company reassesses its principal market when facts and circumstances change, including but not limited to when new markets become accessible, or the volume/activity in the current principal market declines.

NOTE 5. REVERSE RECAPITALIZATION AND SONNET ACQUISITION

On July 11, 2025, Sonnet, the Company and its wholly-owned subsidiaries (Rorschach, Sonnet Merger Sub Inc., and Rorschach Merger Sub LLC), entered into the BCA, which provided for the Rorschach Merger and the Sonnet Merger. On December 2, 2025, the Closing of the transactions contemplated by the BCA was completed. Upon the Closing, each of Sonnet and Rorschach became wholly-owned subsidiaries of the Company.

Reverse Recapitalization

As described in Note 1, pursuant to the terms of the BCA Rorschach merged with Rorschach Merger Sub LLC, a wholly-owned subsidiary of HSI on the Closing Date. The Rorschach Merger was accounted for as a reverse recapitalization with Rorschach as the accounting acquirer. Prior to the Reverse Recapitalization, HSI did not have any material assets or liabilities. Pursuant to the terms of the BCA, (a) the equity holders of Rorschach immediately prior to the closing received, in the aggregate, that number of shares of Common Stock equal to one-fifth of the aggregate amount of the cash and HYPE Tokens Value (as defined in the BCA) held by Rorschach immediately prior to the Closing, divided by $1.25 (except that one equity holder of Rorschach received, in lieu of a portion of the shares of Common Stock otherwise issuable to it, shares of the Company’s newly-designated Series A Preferred Stock), and (b) at the Closing the Company issued to Rorschach Advisors LLC (the “Advisor”) 7,761,860 shares of Common Stock (the “Advisor Shares”) and the Advisor Warrants.

Concurrently with the Closing and in connection with the Rorschach Merger and the Sonnet Merger, the Company received approximately $299.9 million in cash and approximately 12.5 million HYPE tokens from investors who had previously entered into contribution and subscription agreements with Rorschach or Sonnet, respectively. At Closing, such 12.5 million HYPE tokens were valued at $411.3 million, resulting in a unrealized loss of $169.2 million, which has been recorded by the Company on its condensed and consolidated statements of operations as a component of “Loss on HYPE contribution commitment”.

Acquisition of Sonnet

Also pursuant to the terms of the BCA, at the Closing the Company acquired all the outstanding equity of Sonnet, as further discussed in Note 1. The acquisition of Sonnet was accounted for as an asset acquisition because the fair value of the assets acquired were concentrated in a single asset (i.e., in-process research and development).

At the effective time of the acquisition of Sonnet (the “Effective Time”):

(i)
Each share of Sonnet common stock issued and outstanding immediately prior to the Effective Time (excluding the shares of Sonnet common stock issued to the subscribers in the Closing PIPE) was canceled and converted into the right to receive one-fifth of one share of Common Stock and one Contingent Value Right (a “CVR”) (together, the “Per Share Merger Consideration”)
(ii)
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

The total cost of the acquisition of Sonnet is $44.8 million, which is comprised of the issuance of 3,680,346 shares representing $17.8 million of fair value of Common Stock of the Company issued, the issuance of 2,400,000 Common Stock warrants representing $12.5 million of the fair value of the warrants, $5.3 million of cash obligation to settle former Sonnet warrants and $9.3 million of allocated transaction expenses.

The total cost of the acquisition of Sonnet and the allocation to the assets acquired and liabilities assumed are summarized in the following table (in thousands):

Assets Acquired and Liabilities Assumed
Cash	$10,347
Assembled workforce	800
In-process research and development	35,605
Other assets	1,788
Accounts payable	(2,707)
Accrued expenses and other current liabilities	(999)
Total net assets acquired	$44,834
Cost of the Acquisition
Fair value of HSI Common stock issued	17,771
Fair value of HSI Warrants issued	12,478
Cash to settle outstanding Sonnet warrants	5,261
Total consideration paid to Sonnet	35,510
Transaction costs	9,324
Total cost of the acquisition	$44,834

The value attributed to in-process research and development intangible asset was expensed during the period ended December 31, 2025 as a component of “IPR&D write-off from Sonnet acquisition” included as part of Operating Income (Expense) on the Company’s condensed consolidated statements of operations, as it was determined to have no alternative future use at the time of the acquisition.

NOTE 6. SEGMENT INFORMATION

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s primary measure of performance and making key decisions regarding resource allocation, the CODM reviews these items in the manner presented in the statement of operations.

NOTE 7. CONTINGENT VALUE RIGHTS

Pursuant to the BCA, at the Closing, the Company entered into a Contingent Value Rights Agreement (the "CVR Agreement") with Continental Stock Transfer & Trust Company, as rights agent (“Rights Agent”), pursuant to which holders of shares of Sonnet common stock, excluding the shares of Sonnet common stock issued pursuant to the Closing PIPE, and in-the-money warrants, in each case, as of immediately prior to the Effective Time, received one CVR for each then-outstanding share of Sonnet Common Stock held by such stockholder (or, in the case of the Sonnet in-the-money warrants, each share of Sonnet common stock for which such in-the-money warrants was exercisable into as of such date). The CVR Payment (as defined in the CVR Agreement) will be payable upon the closing of a sale, license, transfer, disposition, divestiture or other monetization transaction (i.e., a royalty transaction) (or a series of transactions) and/or winding down of, or other disposition(s) of any the Company Legacy Assets (as defined in the CVR Agreement) (a “Company Legacy Transaction”) during the period beginning on the Closing Date and ending on the third anniversary of the Closing Date (the “CVR Term”). The shares of Common Stock issuable in connection with the CVR Payment (the “CVR Shares”) are subject to certain deductions pursuant to the terms of the CVR Agreement.

The Company concluded that the CVR Shares are liability classified as the criterion within ASC 815 are not met. As of the Closing, the Company concluded that the estimated fair value related to the CVR Shares is nominal as the probability of the occurrence of a Company Legacy Transaction is remote. During the CVR Term, the Company will monitor this outstanding liability and adjust the amount recorded to fair value when there is a change in the fair value.

NOTE 8. RELATED PARTIES

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Company. As of December 31, 2025, the Company had an outstanding balance due to the affiliate of $0.2 million. The amount is included in “Other current liabilities” on the Company’s Condensed Consolidated Balance Sheets. These expenses include but are not limited to legal, travel, and other expenses.

Advisor Rights and Strategic Advisor Agreement

Pursuant to the BCA, on the Closing Date, the Company and the Advisor, an affiliate, entered into an Advisor Rights Agreement (the “Advisor Rights Agreement”) and a Strategic Advisor Agreement (the “Advisory Agreement”), and the Company issued to the Advisor Common Stock and three warrants (each, an “Advisor Warrant”). The fair value of the Common Stock issued to the Advisor was approximately $48.9 million. The Advisor Warrants had a cumulative fair value of $134.7 million, calculated using a Black Scholes option pricing model with the following key inputs: (1) volatility of the HYPE token of 123%; (2) risk free rate of 3.66%; (3) expected term of 5.0 years; (4) an annual dividend rate of 0% and (5) stock price of $6.30. The total value of the equity issued to the Advisor of $183.6 million was allocated between the cost of issuance of Common Stock pursuant to the Closing PIPE and the Contributions (defined below), of which $178.3 million is recognized in additional paid-in capital and the acquisition of Sonnet, of which $5.3 million is recognized as a cost of the acquisition, based on the number of shares and warrants issued in the transactions contemplated by the BCA.

Pursuant to the Advisor Rights Agreement, among other things, for so long as the Advisor and its affiliates continue to own at least 10% of the total number of shares of the Company’s Common Stock held by the Advisor as of immediately following the Closing (the “Minimum Holding Condition”), the Advisor will have the right to nominate a number of persons (the “Advisor Directors”) to the Company’s board of directors (the “Board”) equal to the result of (rounded up to the nearest whole number) (a) the percentage determined by dividing (i) the number of shares of Common Stock beneficially owned by the Advisor (together with its affiliates) (on an “as-converted ”and “as exercised” basis and without applying any “blocker” provisions limiting the exercise or conversion of any securities held by any such person) by (ii) the total number of shares of Common Stock then outstanding (on an “as-converted” and “as exercised” basis), multiplied by (b) the then current size of the Board (counting, for purposes of such determination, all vacancies as filled), but in any event at least one director, who shall be the Chairman of the Board. In addition, for so long as the Minimum Holding Condition is satisfied, the Company will take all necessary action to cause the Board to be comprised of at least five directors, including the Advisor Directors, and to consist of the requisite number of directors meeting the independence requirements of the Nasdaq Stock Market (or other securities exchange on which the Common Stock is then listed). The Advisor Rights Agreement also provides the Advisor with certain information rights, and subjects the Advisor Shares and Advisor Warrants (and underlying shares of Common Stock) to lock-up restrictions applicable, subject to certain exceptions, for a period ending on the earlier of (x) the first anniversary of the Closing Date, (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property, or (z) with respect to any securities subject to the lock-up, the date on which the last sale price of the Common Stock equals or exceeds an amount per share of Common Stock equal to 150% of the price (or deemed price) for which the Advisor acquired such securities.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Litigation Matters

From time to time, the Company is a party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of its business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Advisor Registration Rights Agreement

Pursuant to the BCA, on the Closing Date the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Advisor and certain investors in Rorschach, pursuant to which, among other things, the Company agreed to provide such holders with customary registration rights with respect to the shares of the Company’s Common Stock owned by such holders following the Closing.

Sonnet Transaction

In connection with the Company’s acquisition of Sonnet, holders of certain Sonnet warrants had the right to optionally cash settle their outstanding warrants upon the occurrence of a change in control based on a predefined calculation in the applicable warrant agreement. From the Closing Date, the former Sonnet holders had 30 days post-close to exercise this cash settlement option based on calculation(s) detailed in the underlying agreements. As of the Closing, the Company expected that the applicable former Sonnet warrant holders would exercise this option and that the Company would be required to settle the warrants for approximately $5.3 million. For purposes of the fair value of the consideration paid as part of the asset acquisition, HSI has calculated the fair value of the expected cash settlement amount at approximately $5.3 million. HSI has reflected this expected cash payment as part of the consideration paid.

From the Closing Date through December 31, 2025, the Company paid approximately $0.9 million to former Sonnet holders related to exercises of the cash settlement option, and as of December 31, 2025, the remaining expected cash settlement amount of approximately $4.4 million is included on the Company’s Condensed Consolidated Balance Sheets as a part of “Other current liabilities.”

NOTE 10. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

On the Closing Date, the Company adopted an amended and restated certificate of incorporation, which became effective upon the filing thereof with the Secretary of State of the State of Delaware (the “Restated Charter”), and amended and restated bylaws (the “Restated Bylaws”). Among other things, the Restated Charter increased the authorized capital stock of the Company to consist of 2,000,000,000 shares of Common Stock, par value $0.01 per share (“Common Stock”) and 100,000,000 shares of Preferred Stock, par value $0.01 per share (“Preferred Stock”).

Also on the Closing Date, the Board adopted and the Company filed with the Secretary of State of the State of Delaware a certificate of designation (the “Certificate of Designation”) designating the rights, preferences and limitations of the Series A Preferred Stock. Up to 200,000 shares were designated Series A Preferred Stock, with each share of Series A Preferred Stock having a stated value equal to $1,000 (the “Stated Value”). Each share of Series A Preferred Stock is convertible, at the option of the holder, into that number of shares of Common Stock determined by dividing the Stated Value by $6.25 (the “Conversion Price”). The Conversion Price may be adjusted pursuant to the Certificate of Designations for stock dividends and stock splits, subsequent rights offerings, pro rata distributions of dividends or the occurrence of a Fundamental Transaction (as defined in the Certificate of Designation). A holder of Series A Preferred Stock will not have the right to convert any portion of its Series A Preferred Stock if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

The shares of Series A Preferred Stock are not redeemable by the Company and are classified within permanent equity. Shares of Series A Preferred Stock are not entitled to receive dividends, except that if dividends are paid on the Common Stock then the Company would be required to pay a dividend on the Series A Preferred Stock on a pro rata basis with the Common Stock determined on an as-converted basis. The Series A Preferred Stock has no voting rights, except as required by the Restated Charter, applicable law and with respect to any vote to approve a Fundamental Transaction (in which case each holder of Series A Preferred Stock would be entitled to a number of votes equal to the number of whole shares of Common Stock into which such holder’s shares of Series A Preferred Stock were convertible).

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the then holders of the Series A Preferred Stock would be entitled to participate with the holders of Common Stock then outstanding, pro rata as a single class on an as-converted basis.

Stock-Based Compensation

Effective as of the Closing Date, the stockholders of Sonnet approved the Hyperliquid Strategies Inc 2025 Equity Incentive Plan (the “2025 Equity Incentive Plan”), and the 2025 Equity Incentive Plan became effective. The 2025 Equity Incentive Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and other stock-based awards, as well as the grant of dividend equivalents. Employees, directors and independent contractors of the Company and its subsidiaries are all eligible to participate in the 2025 Equity Incentive Plan, provided that incentive stock options may only be granted to employees. A total of 6,351,278 shares of Common Stock are reserved for awards under the 2025 Equity Incentive Plan. As of December 31, 2025, no awards have been granted under the 2025 Equity Incentive Plan.

Equity Facility

On October 22, 2025, the Company entered into an agreement (the "Purchase Agreement") with Chardan Capital Markets LLC (“Chardan”) for Chardan to purchase up to $1.0 billion of shares of the Company’s Common Stock (the "Equity Facility"). Pursuant to and upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement, beginning on the later of the Closing Date and the date the registration statement registering the resale of such shares is effective (the “Commencement Date”), the Company has the right from time to time at the Company’s option to direct Chardan to purchase up to $1.0 billion of shares of Common Stock. Sales of the Company’s Common Stock to Chardan under the Purchase Agreement, and the timing of any sales, will be determined by the Company from time to time in the Company’s sole discretion. Per the requirements of the Purchase Agreement, the Company paid total fees of $0.3 million to Chardan for the three months ended December 31, 2025. Additional commitment fees will be required depending on the amount of shares sold by the Company including $0.3 million payable once the Company has received an aggregate of $25.0 million in proceeds from sales of Common Stock under the Purchase Agreement and $0.6 million payable once the Company has received an aggregate of $50.0 million proceeds from sales of Common Stock under the Purchase Agreement. As of December 31, 2025, the Equity Facility has not been used.

In addition, the Company engaged LifeSci Capital, LLC as a qualified independent underwriter in connection with the Purchase Agreement.

PIPE Financing and HYPE Contributions

Concurrently with the execution of the BCA, (i) certain accredited investors entered into subscription agreements with Sonnet and the Company, pursuant to which Sonnet agreed to issue, and the subscribers agreed to purchase, immediately prior to the Closing, shares of Sonnet common stock which would immediately be converted into shares of the Company, pursuant to a private placement in accordance with Section 4(a)(2) of the Securities Act (the “Closing PIPE”) and (ii) certain accredited investors entered into contribution agreements with Rorschach, pursuant to which such investors agreed to contribute HYPE tokens and/or cash to Rorschach immediately prior to the Closing (the “Contributions”), resulting in the investors that provided both the Closing PIPE and the Contributions receiving equity in the Company at the Closing. The gross proceeds received from the Closing PIPE and the Contributions consisted of $299.9 million of cash and 12,517,592 HYPE tokens valued at $580.5 million, based on the fair value of the shares issued for the tokens, for an aggregate fair value of $880.4 million, before deducting the allocated transaction costs. The shares of Sonnet common stock and membership interests in Rorschach issued pursuant to the Closing PIPE and the Contributions, respectively, were converted into shares of Common Stock at the Closing.

At the Closing, one investor received approximately 166,173 shares of HSI series A Preferred Stock instead of shares of HSI Common Stock. In total, 123,354,259 shares of HSI Common Stock and 166,173 shares of HSI series A Preferred Stock were issued in exchange for the gross proceeds of the Closing PIPE and the Contributions. The gross proceeds amount of $880.4 million was recorded to Common Stock and Series A Preferred Stock based on the respective par values with the excess of the gross proceeds above par values recorded to additional paid-in capital. Additional paid-in capital was reduced for the impact of cash paid for transaction costs of $2.3 million related to the PIPE financing. Additionally, as noted in Note 5, at Closing, such 12.5 million HYPE tokens were valued at $411.3 million, resulting in a loss on commitment of $169.2 million recognized by the Company on the HYPE tokens.

Stock Repurchase Program

On December 8, 2025, the Company announced that the Board had authorized a stock repurchase program of up to $30 million of the Company’s outstanding Common Stock that will be in place for up to 12 months. Through December 31, 2025 a total of 2,941,557 shares of Common Stock were repurchased by the Company for a total of approximately $10.1 million. At December 31, 2025 approximately $0.7 million remained payable by the Company, and is included on the Company’s Condensed Consolidated Balance Sheets as a part of “Other current liabilities.”

Warrants

A summary of the warrant activity during the six months ended December 31, 2025 is presented below:

Number of Warrants
Outstanding as of June 30, 2025	-
Issued	30,203,376
Exercised	(382,095)
Outstanding as of December 31, 2025	29,821,281

The following table presents information related to warrants as of December 31, 2025:

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years
$9.375	9,131,600	4.9
$12.50	9,131,600	4.9
$18.75	9,131,600	4.9
$6.25	2,400,001	4.5
Various (> $47.00)	26,480	Various
	29,821,281

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “our,” “us,” “HSI” or the “Company” refer to Hyperliquid Strategies Inc, and references to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations as of December 31, 2025 and for the three and six months ended December 31, 2025 should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 27, 2025 in connection with the Transaction (as defined below) (the “Final Prospectus”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a Delaware corporation and U.S. publicly listed cryptocurrency treasury company. We are working to provide our stockholders with value through accumulating HYPE, the native token of the Hyperliquid Layer-1 blockchain ecosystem, which we believe to be one of the largest and fastest growing revenue pools in digital assets. While HYPE digital asset treasury serves as our primary focus, our existing business operations leveraging Sonnet’s expertise in biotech will continue.

We operate as a HYPE digital asset treasury reserve company. Our primary focus is building, managing, and optimizing our treasury with HYPE tokens, which are the native digital assets of the Hyperliquid Layer-1 blockchain. Our core operations include accumulating our long-term HYPE position and staking HYPE tokens, which we expect will generate ongoing staking rewards. While staking remains our central focus, secondary initiatives may include decentralized finance (DeFi) activities within the ecosystem to enhance long-term growth and income generation. Our aim is to provide capital-efficient and productive access to the HYPE token for U.S. and institutional investors, generating stockholder returns that individual holders may not be able to replicate through staking, yield optimization, and active ecosystem engagement.

Reverse Recapitalization and Sonnet Acquisition

On July 11, 2025, Sonnet BioTherapeutics Holdings, Inc. (“Sonnet”), the Company, Rorschach I LLC (“Rorschach”), Sonnet Merger Sub Inc., and Rorschach Merger Sub LLC entered into a Business Combination Agreement (as subsequently amended, the “BCA”) pursuant to which, subject to the terms and conditions contained in the BCA, (i) Rorschach Merger Sub LLC would merge with and into Rorschach with Rorschach surviving the merger as a direct wholly owned subsidiary of the Company and (ii) immediately following the Rorschach Merger, Sonnet Merger Sub Inc. would merge with and into Sonnet, with Sonnet surviving the merger as a direct wholly owned subsidiary of the Company.

On December 2, 2025, the closing of the transactions contemplated by the BCA (collectively, the “Transaction”) was completed (the “Closing,” and such date, the “Closing Date”). The combination of Rorschach and HSI was accounted for as a reverse recapitalization (the “Reverse Recapitalization”), with Rorschach surviving as the accounting acquirer. Under the Reverse Recapitalization, our assets and liabilities were recorded at historical cost. No goodwill or intangible assets were recognized. Consequently, our condensed consolidated financial statements reflect the operations of Rorschach for accounting purposes, and together with the financial position and results of operations of HSI and Sonnet subsequent to the Closing Date.

Concurrently with the execution of the BCA, (i) certain accredited investors entered into subscription agreements with us and Sonnet, pursuant to which Sonnet agreed to issue, and the subscribers agreed to purchase, immediately prior to the Closing, shares of Sonnet common stock, pursuant to a private placement in accordance with Section 4(a)(2) of the Securities Act (the “Closing PIPE”) and(ii) certain accredited investors entered into contribution agreements with Rorschach, pursuant to which such investors agreed to contribute HYPE tokens and/or cash to Rorschach immediately prior to the Closing (the “Contributions”). The gross proceeds received from the Closing

PIPE and the Contributions consisted of $299.9 million of cash and 12,517,592 HYPE tokens valued at $580.5 million based on the fair value of the shares issued for the tokens for an aggregate fair value of $880.4 million, before deducting the allocated transaction costs. At the Closing, the shares of Sonnet common stock and membership interests in Rorschach issued pursuant to the Closing PIPE and the Contributions, respectively, were converted into an aggregate of 123,354,259 shares of HSI common stock (“Common Stock”) and 166,173 shares of HSI Series A preferred stock (“Series A Preferred Stock”). The gross proceeds amount of $880.4 million was recorded to Common Stock and Series A Preferred Stock based on the respective par values, with the excess of the gross proceeds above par values recorded to additional paid-in capital. Additional paid-in capital was reduced for the impact of cash paid for transaction costs of $2.3 million related to the PIPE financing. Additionally, as noted in Note 5 of the accompanying financial statements, on the Closing Date, such approximately 12.5 million HYPE tokens were valued at $411.3 million, resulting in a loss on commitment of $169.2 million recognized by the Company on the HYPE tokens. The majority of net proceeds from the Transaction are intended to establish our HYPE treasury strategy. In December 2025, we purchased an additional 321,224 HYPE tokens with an estimated total value of approximately $9.0 million at the respective times of purchase.

Pursuant to the terms of the BCA, at the effective time of the Transaction (the “Effective Time”):

(i) Each share of Sonnet common stock issued and outstanding immediately prior to the Effective Time (excluding the shares of Sonnet common stock issued to the subscribers in the Closing PIPE) was canceled and converted into the right to receive one-fifth of one share of Common Stock and one Contingent Value Right (a “CVR”) (together, the “Per Share Merger Consideration”)

(ii) Each Sonnet vested restricted stock unit (the “Sonnet Vested RSU”) outstanding immediately prior to the Effective Time was canceled and converted into the right to receive the Per Share Merger Consideration;

(iii) Each Sonnet in-the-money warrant outstanding immediately prior to the Effective Time was canceled and converted into the right to receive, for each share of our Common Stock the holder of such Sonnet in-the-money warrant would have received had such Sonnet in-the-money warrant been exercised in full in accordance with its terms immediately prior to the Effective Time, the Per Share Merger Consideration;

(iv) Each Sonnet out-of-the-money warrant outstanding and unexercised immediately prior to the Effective Time (a) ceased to represent a Sonnet out-of-the-money warrant in respect of shares of Sonnet Common Stock and was assumed by us and automatically converted into a warrant to acquire the same number of shares of Common Stock, subject to the same terms and conditions as were applicable to the applicable Sonnet out-of-the-money warrant immediately prior to the Effective Time, with the right to receive, for each share of Sonnet Common Stock the holder of such Sonnet out-of-the-money warrant would have received had such Sonnet out-of-the-money warrant been exercised in full in accordance with its terms immediately prior to the Effective Time, the Per Share Merger Consideration or (b) entitled the holder of such Sonnet out-of-the-money warrant to such other consideration that such holder was entitled to receive pursuant to the terms of such holder’s out-of-the-money warrant; and

(v) All shares of Sonnet Common Stock held in the treasury of Sonnet were canceled without any conversion thereof and no payment or distribution was or will be made with respect thereto.

Also pursuant to the terms of the BCA, (a) the equity holders of Rorschach immediately prior to the Closing received, in the aggregate, that number of shares of Common Stock equal to one-fifth of the aggregate amount of the cash and HYPE Tokens Value (as defined in the BCA) held by Rorschach immediately prior to the Closing, divided by $1.25 (except that one equity holder of Rorschach received, in lieu of a portion of the shares of Common Stock otherwise issuable to it, shares of Series A Preferred Stock), and (b) at the Closing we issued to the Advisor (as defined below) 7,761,860 shares of Common Stock (the “Advisor Shares”) and the Advisor Warrants (defined below).

As of December 31, 2025, we had the following outstanding securities (in addition to the CVRs):

•
124,093,048 shares of Common Stock;
•
166,173 shares of Series A Preferred Stock, which are initially convertible into an aggregate of 26,587,647 shares of Common Stock (subject to the provisions thereof, including certain “blocker” provisions);
•
The Advisor Warrants, exercisable for up to an aggregate of 27,394,800 shares of Common Stock in accordance with the terms thereof; and
•
Certain out-of-the-money warrants previously issued by Sonnet, exercisable for up to an aggregate of 2,426,481 shares of Common Stock.

Equity Facility

On October 22, 2025, we entered into an agreement (the “Purchase Agreement”) to purchase up to $1.0 billion of shares of our Common Stock with Chardan Capital Markets LLC (“Chardan”). Pursuant to and upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement, beginning on the later of the Closing Date and the date the registration statement registering the resale of such shares is effective (the “Commencement Date”), we have the right from time to time at our option to direct Chardan to purchase up to

$1.0 billion of shares of our Common Stock. Sales of our Common Stock to Chardan under the Purchase Agreement, and the timing of any sales, will be determined by us from time to time in our sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of our Common Stock and determinations by us regarding the use of proceeds from any sale of such Common Stock. The net proceeds from any sales under the facility will depend on the frequency with, and prices at which the shares of our Common Stock are sold to Chardan. To the extent we sell shares under the Purchase Agreement, we currently plan to use any proceeds therefrom for general corporate purposes, including potential purchases of HYPE tokens.

Per the requirements of the Purchase Agreement, we paid total fees of $0.3 million to Chardan for the three and six months ended December 31, 2025. Additional commitment fees will be required depending on the amount of shares sold by us, including $0.3 million payable once we have received an aggregate of $25.0 million in proceeds from sales of Common Stock under the Purchase Agreement and $0.6 million payable once we have received an aggregate of $50.0 million proceeds from sales of Common Stock under the Purchase Agreement.

Advisor Rights and Strategic Advisor Agreement

Pursuant to the BCA, on the Closing Date, we entered into an Advisor Rights Agreement (the “Advisor Rights Agreement”) and a Strategic Advisor Agreement (the “Advisory Agreement”) with Rorschach Advisors LLC (the “Advisor”), and we issued to the Advisor three warrants (each, an “Advisor Warrant”). Pursuant to the Advisor Rights Agreement, among other things, for so long as the Advisor and its affiliates continue to own at least 10% of the total number of shares of our Common Stock held by the Advisor as of immediately following the Closing (the “Minimum Holding Condition”), the Advisor will have the right to nominate a number of persons (the “Advisor Directors”) to our board of directors (the “Board”) equal to the result of (rounded up to the nearest whole number) (a) the percentage determined by dividing (i) the number of shares of Common Stock beneficially owned by the Advisor (together with its affiliates) (on an “as-converted” and “as exercised” basis and without applying any “blocker” provisions limiting the exercise or conversion of any securities held by any such person) by (ii) the total number of shares of Common Stock then outstanding (on an “as-converted” and “as exercised” basis), multiplied by (b) the then current size of the Board (counting, for purposes of such determination, all vacancies as filled), but in any event at least one director, who shall be the Chairman of the Board. In addition, for so long as the Minimum Holding Condition is satisfied, we will take all necessary action to cause the Board to be comprised of at least five directors, including the Advisor Directors, and to consist of the requisite number of directors meeting the independence requirements of the Nasdaq Stock Market (or other securities exchange on which the Common Stock is then listed). The Advisor Rights Agreement also provides the Advisor with certain information rights, and subjects the Advisor Shares and Advisor Warrants (and underlying shares of Common Stock) to lock-up restrictions applicable, subject to certain exceptions, for a period ending on the earlier of (x) the first anniversary of the Closing Date, (y) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property, or (z) with respect to any securities subject to the lock-up, the date on which the last sale price of the Common Stock equals or exceeds an amount per share of Common Stock equal to 150% of the price (or deemed price) for which the Advisor acquired such securities.

Pursuant to the Advisory Agreement, the Advisor has agreed to use commercially reasonable efforts to provide to us with certain technical advisory services related to the digital asset ecosystem, including Hyperliquid and related digital assets, developments in digital asset industries, the selection of third-party vendors with respect to asset management and related digital asset services and other strategic advice regarding digital assets treasury operations for a term of five years (subject to earlier termination under certain circumstances). The Advisory Agreement provides that, unless otherwise agreed by Advisor and subject in all respects to applicable law, in the event that we raise equity or equity-linked financing during the term, the Advisor will be entitled to receive grants of equity in the form of (a) shares of Common Stock equal to 5% of the number of shares of Common Stock issued or issuable pursuant to such financing and (b) warrants to purchase an aggregate number of shares of Common Stock equal to 15% of the number of shares of Common Stock issued or issuable pursuant to such financing, in substantially the same form as the Advisor Warrants, or as otherwise may be agreed by us and the Advisor. The Advisor shall also be entitled to receive such additional compensation, if any, as may be approved by the Board.

Each Advisor Warrant is exercisable to purchase an aggregate of 9,131,600 shares of Common Stock for a period of five years following the Closing Date. The three Advisor Warrants have per share exercise prices equal to $9.375, $12.50 and $18.75, respectively (in each case subject to adjustment for stock splits, share dividends and other similar events).

Contingent Value Rights Agreement

Also pursuant to the BCA, at the Closing we entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with Continental Stock Transfer & Trust Company, as rights agent (“Rights Agent”), pursuant to which holders of shares of Sonnet common stock, excluding the shares of Sonnet common stock issued pursuant to the Closing PIPE, and in-the-money warrants, in each case, as of immediately prior to the Effective Time, received one contingent value right (each, a “CVR”) for each then-outstanding share of Sonnet common stock held by such stockholder (or, in the case of Sonnet in-the-money warrants, each share of Sonnet common stock for which such in-the-money warrants was exercisable into as of such date). The CVR Payment (as defined in the CVR Agreement) will be payable upon the closing of a sale, license, transfer, disposition, divestiture or other monetization transaction (i.e., a royalty transaction) (or a series of transactions) and/or winding down of, or other disposition(s) of any the Company Legacy Assets (as defined in the CVR Agreement) during the period beginning on the Closing Date and ending on the third anniversary of the Closing Date. The shares of Common Stock issuable in connection with the CVR Payment are subject to certain deductions pursuant to the terms of the CVR Agreement.

Stock-Based Compensation

Effective as of the Closing Date, the stockholders of Sonnet approved the Hyperliquid Strategies Inc 2025 Equity Incentive Plan (the “2025 Equity Incentive Plan”), and the 2025 Equity Incentive Plan became effective. The 2025 Equity Incentive Plan permits the grant of incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, stock bonus awards, and other stock-based awards, as well as the grant of dividend equivalents. Employees, directors and independent contractors of us and our subsidiaries are all eligible to participate in the 2025 Equity Incentive Plan, provided that incentive stock options may only be granted to employees. A total of 6,351,278 shares of Common Stock are reserved for awards under the 2025 Equity Incentive Plan.

Stock Repurchase Program

On December 8, 2025, we announced that our Board had authorized a stock repurchase program of up to $30 million of the Company’s outstanding Common Stock that will be in place for up to 12 months. Through December 31, 2025, a total of 2,941,557 shares of Common Stock were repurchased by us for a total of approximately $10.1 million. At December 31, 2025, approximately $0.7 million remained payable by us, and is included on our condensed consolidated balance sheets as a part of “Other current liabilities.”

Stockholders’ Equity

On the Closing Date, we adopted an amended and restated certificate of incorporation, which became effective upon the filing thereof with the Secretary of State of the State of Delaware (the “Restated Charter”). Among other things, the Restated Charter increased the authorized capital stock of the Company to consist of 2,000,000,000 shares of Common Stock and 100,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”).

Also on the Closing Date, the Board adopted and we filed with the Secretary of State of the State of Delaware a certificate of designation (the “Certificate of Designation”) designating the rights, preferences and limitations of the Series A Preferred Stock. Up to 200,000 shares were designated Series A Preferred Stock, with each share of Series A Preferred Stock having a stated value equal to $1,000 (the “Stated Value”). Each share of Series A Preferred Stock will be convertible, at the option of the holder, into that number of shares of Common Stock determined by dividing the Stated Value by $6.25 (the “Conversion Price”). The Conversion Price may be adjusted pursuant to the Certificate of Designations for stock dividends and stock splits, subsequent rights offerings, pro rata distributions of dividends or the occurrence of a Fundamental Transaction (as defined in the Certificate of Designation). A holder of Series A Preferred Stock will not have the right to convert any portion of its Series A Preferred Stock if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

The shares of Series A Preferred Stock are not redeemable by us and are not entitled to receive dividends, except that if dividends are paid on the Common Stock then we would be required to pay a dividend on the Series A Preferred Stock on a pro rata basis with the Common Stock determined on an as-converted basis. The Series A Preferred Stock has no voting rights, except as required by the Restated Charter, applicable law and with respect to any vote to approve a Fundamental Transaction (in which case each holder of Series A Preferred Stock would be entitled to a number of votes equal to the number of whole shares of Common Stock into which such holder’s shares of Series A Preferred Stock were convertible).

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the then holders of the Series A Preferred Stock would be entitled to participate with the holders of Common Stock then outstanding, pro rata as a single class on an as-converted basis.

Financial Overview

Revenue and Cost of Revenue

Digital Assets

HYPE digital assets are initially recorded at cost and then subsequently remeasured at fair value as of the balance sheet date with changes in fair value recognized as unrealized gains or losses in operating income (expense). Upon derecognition of HYPE digital assets, we recognize realized gains or losses in operating income (expense) on the condensed consolidated statements of operations, based upon the fair value of HYPE digital assets on the date of derecognition.

We recognize revenue by applying the guidance in ASC 606, Revenue from Contracts with Customers (“ASC 606”). HYPE tokens earned from validator operations, in the form of staking rewards, are recognized as revenue when we satisfy our performance obligations (i.e., providing our tokens to the validator in order to validate blocks or transactions as determined by the protocol) ratably over the contract term. The HYPE tokens earned are non-cash consideration and therefore measured at fair value at the inception of each contract.

Because we do not unilaterally control the validator, we are not the principal to the validation service. As such, we present staking rewards as revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled.

Other Income (Expense)

We hold a portion of our capital in highly liquid money market funds in addition to cash deposits placed with financial institutions of high credit quality. These allocations offer liquidity while providing a yield in the form of interest income. This income is classified as “Interest income” on our condensed consolidated statement of operations.

Selling, general and administrative and research and development expenses

Selling, general and administrative and research and development expenses consist primarily of payroll and related expenses, legal and other professional services, insurance expense, and expenses related to the Equity Facility. We anticipate that our general and administrative expenses will decrease in the short term as requirements to support our continued research and development and commercial activities decline subsequent to the establishment of our treasury strategy, in addition to the completion of the BCA, discussed in Note 5 of the accompanying financial statements.

Results of Operations

The Company has selected June 30 as its fiscal year end. The following is a summary of the Company’s results of operations for the fiscal quarter and six months ended December 31, 2025.

Three months ended December 31, 2025

Revenue and Cost of Revenue

Revenue for the three months ended December 31, 2025 totaled $0.5 million, which was net staking revenue. As noted above, we present staking rewards as revenue on a net basis. Thus, there was no cost of revenue for the three months ended December 31, 2025.

Digital Assets

Unrealized loss on HYPE digital tokens for the three months ended December 31, 2025 was $93.2 million, resulting from the fair value changes of HYPE at December 31, 2025. Additionally, we recognized a loss on HYPE contribution commitment of $155.8 million, which was the result of a decrease in fair value of the 12.5 million HYPE tokens from the original commitment amount, as further described in Note 5 of the accompanying condensed consolidated financial statements.

IPR&D write-off from Sonnet acquisition

We recognized a loss of $35.6 million on acquired in process research and development (“IPR&D”) from the Sonnet acquisition for the three months ended December 31, 2025, as it was determined to have no alternative future use at the time of the asset acquisition.

Selling, general and administrative and research and development expenses

Our selling, general and administrative and research and development expenses for the three months ended December 31, 2025 were $3.5 million, which includes, but is not limited to, professional fees (i.e., legal, audit, and fees related to the Equity Facility), salaries and wages, insurance, and research and development costs.

Other Income

Other income for the three months ended December 31, 2025 totaled approximately $0.9 million. Other income for the three months ended December 31, 2025 resulted from interest income, which is derived from money market funds and interest received on cash positions held with financial institutions.

Income tax expense (deferred)

We recognized an income tax expense of $17.8 million for the three months ended December 31, 2025 related to the creation of a deferred tax liability at the closing of the transaction partially offset by a deferred tax benefit created by the decline in value of our HYPE digital tokens since Closing.

Results of Operations

Six months ended December 31, 2025

Revenue and Cost of Revenue

Revenue for the six months ended December 31, 2025 totaled $0.5 million, which was net staking revenue. As noted above, we present staking rewards as revenue on a net basis. Thus, there was no cost of revenue for the six months ended December 31, 2025.

Digital Assets

Unrealized loss on HYPE digital tokens for the six months ended December 31, 2025 was $93.2 million, resulting from the fair value changes of HYPE at December 31, 2025. Additionally, we recognized a loss on HYPE contribution commitment of $169.2 million, which was the result of a decrease in fair value of the 12.5 million HYPE tokens from the original commitment amount, as further described in Note 5 of the accompanying condensed consolidated financial statements.

IPR&D write-off from Sonnet acquisition

We recognized a loss of $35.6 million on acquired IPR&D from the Sonnet acquisition for the six months ended December 31, 2025, as it was determined to have no alternative future use at the time of the asset acquisition.

Selling, general and administrative and research and development expenses

Our selling, general and administrative and research and development expenses for the six months ended December 31, 2025 were $3.5 million, which includes, but is not limited to, professional fees (i.e., legal, audit, and fees related to the Equity Facility), salaries and wages, insurance, and research and development costs.

Other Income

Other income for the six months ended December 31, 2025 totaled approximately $0.9 million. Other income for the six months ended December 31, 2025 resulted from interest income, which is derived from money market funds and interest received on cash positions held with financial institutions.

Income tax expense (deferred)

We recognized an income tax expense of $17.8 million for the six months ended December 31, 2025 related to the creation of a deferred tax liability at the closing of the transaction partially offset by a deferred tax benefit created by the decline in value of our HYPE digital tokens since Closing.

Liquidity and Capital Resources

Under Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements—Going Concern”, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the date that our financial statements are issued. Since our inception, we have had a history of recurring net losses from operations and working capital deficits.

As disclosed in the June 30, 2025 financial statements of Rorschach, there was substantial doubt about Rorschach's ability to continue as a going concern for at least one year from the date the financial statements were issued. This was based on Rorschach having insufficient funds to pay its liabilities, absent any additional funding, which obtaining such funding was uncertain. During the three months ended December 31, 2025, we raised significant capital through the Closing PIPE, and entered into the Purchase Agreement, which has alleviated the substantial doubt about our ability to continue as a going concern.

Based on our current financial condition and forecast of cash flow needs for the next twelve months, we expect that our existing resources will be sufficient to enable us to fund our anticipated level of operations through one year from the date these interim financial statements were issued.

We plan to continue to pursue additional methods to obtain funding for working capital in the future, however, such funding may not be available to us. Although we believe that such capital sources will continue to be available, there can be no assurances that additional working capital will be available to us when needed, or if available, on terms acceptable to us. If we are unable to obtain capital on terms that are satisfactory to us, when we require it, our ability to continue to grow or support the business and to respond to business challenges could be significantly limited, which may adversely affect our business plans.

Cash Flows

Since inception, our operations have primarily been funded by proceeds from equity financings.

Our net losses were $304.5 million and $317.9 million for the three and six months ended December 31, 2025, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $318.5 million. As of December 31, 2025, we had cash and cash equivalents of $281.9 million and HYPE digital assets with a fair value of $327.6 million, working capital (inclusive of cash and cash equivalents) of $278.0 million and stockholders’ equity of $589.8 million.

During the six months ended December 31, 2025, our sources and uses of cash were as follows:

Net cash used by operating activities was approximately ($8.3) million, which includes a net loss of $317.9 million, offset by $315.3 million of net non-cash items and net changes in operating assets and liabilities of ($5.7) million.

Net cash provided by investing activities for the six months ended December 31, 2025 was approximately $1.3 million, which was related to the cash acquired from the acquisition of Sonnet, offset by the purchase of HYPE digital assets.

Net cash provided by financing activities for the six months ended December 31, 2025 totaled approximately $288.9 million, which was primarily attributable to $300.6 million of net cash proceeds from the Closing PIPE, offset by $2.3 million in payments for equity issuance costs and $9.4 million in payments for the repurchase of Common Stock.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unaudited consolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any material long-term debt, capital lease obligations, operating lease obligations or long-term liabilities that affect our liquidity or capital resources.

In the normal course of business, we enter into contracts for services. The amount owed by us as of December 31, 2025 is $9.1 million and is included in “Accounts payable” and “Other current liabilities” on the condensed consolidated balance sheet.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above. There are no critical accounting estimates as of December 31, 2025.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed consolidated financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply until we are no longer an “emerging growth company.”

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended December 31, 2025.

Changes in Internal Control over Financial Reporting

In connection with the Business Combination Agreement and the receipt of digital assets, the Company established internal controls over the safe keeping of these assets and external reporting related to the Company’s digital asset treasury strategy. Other than the foregoing, there was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in the Final Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the purchases of our common stock made by us during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
10/1/25 - 10/31/25	-	-	-	$30,000,000
11/1/25 – 11/30/25	-	-	-	$30,000,000
12/1/25 – 12/31/25	2,941,557	$3.41	2,941,557	$19,957,089

(1) On December 5, 2025, the Board authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $30 million of its Common Stock over a twelve-month period commencing December 5, 2025. Under the Repurchase Program, shares of Common Stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the Repurchase Program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Common Stock, general market and economic conditions and applicable legal requirements. There is no guarantee as to the number of shares that will be repurchased, and the Repurchase Program may be extended, suspended or discontinued at any time without prior notice at the Company’s discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1

Amended and Restated Certificate of Incorporation, dated December 2, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42985), filed with the SEC on December 3, 2025).

3.2

Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-42985), filed with the SEC on December 3, 2025).

3.3	Amended and Restated Bylaws, dated December 2, 2025 incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-42985), filed with the SEC on December 3, 2025.

4.1	Form of Advisor Warrant (incorporated by reference to Exhibit D of Exhibit 2.1 to Sonnet’s Current Report on Form 8-K (File no. 001-35570), filed with the SEC on July 14, 2025).

10.1

Advisor Rights Agreement, dated as of December 2, 2025, between Hyperliquid Strategies Inc and Rorschach Advisors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42985), filed with the SEC on December 3, 2025).

10.2

Strategic Advisor Agreement, dated as of December 2, 2025, between Hyperliquid Strategies Inc and Rorschach Advisors LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42985), filed with the SEC on December 3, 2025).

10.3

Contingent Value Rights Agreement, dated as of December 2, 2025, between Hyperliquid Strategies Inc and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42985), filed with the SEC on December 3, 2025).

10.4

Registration Rights Agreement, dated December 2, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42985), filed with the SEC on December 3, 2025).

10.5	Hyperliquid Strategies Inc 2025 Equity Incentive Plan (incorporated by reference to Annex I to the Company’s Form S-4/A (File no. 333-290034), filed with the SEC on October 6, 2025).

10.6

ChEF Purchase Agreement, dated as of October 22, 2025, between the Company and Chardan Capital Markets LLC (incorporated by reference to Exhibit 10.42 to the Company’s Form S-1 (File no. 333-291017), filed with the SEC on October 22, 2025).

10.7

Registration Rights Agreement, dated as of October 22, 2025, between the Company and Chardan Capital Markets LLC (incorporated by reference to Exhibit 10.43 to the Company’s Form S-1 (File no. 333-291017), filed with the SEC on October 22, 2025).

10.8

Business Combination Agreement, dated as of July 11, 2025 (incorporated by reference to Exhibit 2.1 to Sonnet BioTherapeutics Holdings. Inc.'s Current Report on From 8-K (File No. 001-35570), filed with the SEC on July 14, 2025.

10.9

Amendment No. 1 to Business Combination Agreement, dated as of September 22, 2025 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-42985), filed with the SEC on December 3, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

HYPERLIQUID STRATEGIES INC

Date: February 11, 2026	By:	/s/ David Schamis
	Name:	David Schamis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2026	By:	/s/ Brett Beldner
	Name:	Brett Beldner
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)