Form 10-Q
period 2026-03-31
Hyperliquid Strategies Inc
filed 2026-05-08
CIK 2078856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

As of May 7, 2026, there were 134,621,571 shares of the Company’s Common Stock, $0.01 par value, issued and outstanding.

HYPERLIQUID STRATEGIES INC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HYPERLIQUID STRATEGIES INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	March 31,	June 30,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$113,064	$—
Prepaids and other current assets	3,562	—
Receivable from related party	779	—
Total current assets	117,405	—
HYPE digital assets	689,045	—
Equity method investment	3,036	—
Other non-current assets	923	—
Total assets	$810,409	$—
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,552	$597
Other current liabilities	3,890	—
Total current liabilities	6,442	597
Deferred tax liability	60,465	—
Total liabilities	66,907	597
Stockholders’ equity (deficit):
Series A Preferred stock, $0.01 par value, 100,000,000 shares authorized, 166,173 and 0, shares issued and outstanding as of March 31, 2026, and June 30, 2025, respectively	2	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized; 127,287,205 shares issued and 124,220,108 shares outstanding (excluding treasury shares of 3,067,097) and 0 shares issued and 0 shares outstanding (excluding treasury shares of 0) as of March 31, 2026, and June 30, 2025, respectively	1,273	—
Additional paid-in capital	918,747	—
Accumulated deficit	(165,948)	(597)
Treasury stock, at cost; 3,067,097 and 0 shares as of March 31, 2026, and June 30, 2025, respectively	(10,572)	—
Total stockholders’ equity (deficit)	743,502	(597)
Total liabilities and stockholders’ equity (deficit)	$810,409	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERLIQUID STRATEGIES INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	For the Three Months Ended	For the Nine Months Ended
	March 31,	March 31,
	2026	2026
Revenue
Staking revenue	$2,626	$3,126
Total revenue	2,626	3,126

Operating income (expense):
Unrealized gain on HYPE digital assets	198,435	105,235
Loss on HYPE contribution commitment	-	(169,156)
IPR&D write-off from Sonnet acquisition	-	(35,605)
Selling, general and administrative and research and development expenses	(7,247)	(10,730)
Total operating income (expense)	191,188	(110,256)

Operating income (loss)	193,814	(107,130)

Other income:
Other income	323	323
Interest income	1,043	1,921
Total other income	1,366	2,244

Net income (loss) before income taxes	195,180	(104,886)

Provision for income taxes	(42,670)	(60,465)

Net income (loss)	152,510	(165,351)
Less: Net income allocated to participating preferred stockholders	(26,920)	-
Net income (loss) attributable to common stockholders	$125,590	$(165,351)

Net income (loss) per common share
Basic	$1.01	$(3.03)
Diluted	$1.01	$(3.03)

Weighted average number of common shares outstanding
Basic	124,036,555	54,509,742
Diluted	124,044,456	54,509,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERLIQUID STRATEGIES INC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

For the Three and Nine Months Ended March 31, 2026

(In thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Treasury Stock		Stockholders' Equity
	Shares	Par	Shares	Par	Capital	Deficit	Shares	Amount	(Deficit)
Balance as of June 30, 2025	—	$-	—	$-	$-	$(597)	—	$-	$(597)
Member cash contribution to Rorschach	—	—	—	—	296	—	—	—	296
Net loss	—	—	—	—	—	(13,398)	—	—	(13,398)
Balance as of September 30, 2025	—	—	—	—	296	(13,995)	—	—	(13,699)

Member cash contribution to Rorschach	—	—	—	—	454	—	—	—	454
Equity issued related to acquisition of Sonnet	3,680,346	37	—	—	39,535	—	—	—	39,572
PIPE financing, net of offering costs	123,354,259	1,233	166,173	2	876,809	—	—	—	878,044
Acquisition of treasury stock	(2,941,557)	—	—	—	—	—	2,941,557	(10,143)	(10,143)
Net loss	—	—	—	—	—	(304,463)	—	—	(304,463)
Balance at December 31, 2025	124,093,048	1,270	166,173	2	917,094	(318,458)	2,941,557	(10,143)	589,765

Acquisition of treasury stock	(125,540)	—	—	—	—	—	125,540	(429)	(429)
Stock-based compensation	—	—	—	—	186	—	—	—	186
Issuance of shares under Equity Facility	252,600	3	—	—	1,467	—	—	—	1,470
Net income	—	—	—	—	—	152,510	—	—	152,510
Balance at March 31, 2026	124,220,108	$1,273	166,173	$2	$918,747	$(165,948)	3,067,097	$(10,572)	$743,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERLIQUID STRATEGIES INC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended March 31, 2026

(In thousands)

Cash flows from operating activities:
Net Loss	$(165,351)
Adjustments to reconcile net loss to net cash used in operating activities:
IPR&D write-off from Sonnet acquisition	35,605
Unrealized gain on HYPE digital assets	(105,235)
Loss on HYPE contribution commitment	169,156
Non cash staking revenue	(3,126)
Stock-based compensation	186
Deferred income tax	60,465
Changes in operating assets and liabilities:
Prepaids and other current assets	(2,314)
Receivable from related party	(779)
Other non-current assets	204
Accounts payable	(752)
Other current liabilities	(3,370)
Net cash used in operating activities	(15,311)

Cash flows from investing activities:
Purchases of HYPE digital assets	(169,373)
Purchases of USDC	(3,873)
Sales of USDC	3,373
Cash received for the acquisition of Sonnet	10,347
Equity method investment	(1,325)
Net cash used in investing activities	(160,851)

Cash flows from financing activities:
Proceeds from issuance of equity	302,113
Payments for equity issuance costs	(2,315)
Repurchases of common stock	(10,572)
Net cash provided by financing activities	289,226

Net increase (decrease) in cash and cash equivalents	113,064

Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$113,064

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—
Taxes	$—

Supplemental disclosure of non-cash investing and financing activities:
Contributions of HYPE digital assets	$580,466
Equity issued in acquisition of Sonnet	$39,572
Deferred purchase price for equity method investment included in other current liabilities	$1,000
Transfer of assets in exchange for equity method investment	$711

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERLIQUID STRATEGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

Organization and General

Hyperliquid Strategies Inc (the “Company” or “HSI”), a Delaware corporation, is a digital asset treasury company with a focus on building, managing, and optimizing its treasury with HYPE digital assets. The Company was created on July 2, 2025. In August 2025, the Company incorporated a wholly owned entity in the Cayman Islands, Rorschach Cayman LLC. The Company owns all of the equity and has unilateral control over Rorschach Cayman LLC (“Rorschach Cayman”) and as such consolidates the entity under ASC 810, “Consolidations.” The Company has selected June 30 as its fiscal year end.

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

The overall business combination of the Company, Rorschach and Sonnet was a strategic realignment of HSI as a blockchain-focused entity. Refer to Note 5 for additional information on the Company’s Reverse Recapitalization and the Company's acquisition of Sonnet, the latter of which was accounted for as an asset acquisition under ASC 805, “Business Combinations.”

On March 31, 2026, the Company entered into an asset purchase agreement (the "APA") with Guidant Bio Therapeutics Inc. ("Guidant"). In connection with the closing of the transactions contemplated by the APA on that date, the Company transferred $1.325 million in cash, various developmental assets and patents related to its tumor delivery platforms, certain employees and its Australian subsidiary to Guidant, and provided a deferred purchase price of $1.0 million subsequent to the execution of the APA, payable at the earlier of 30 days following the closing date or the execution of definitive investment agreements between the Company and Guidant, which is included within "other current liabilities" as of March 31, 2026 on the Company's condensed consolidated balance sheets. In exchange, the Company received a 40% common stock interest in Guidant. In connection with the APA, the Company engaged Guidant under a transaction services agreement (the "TSA") to provide services to the Company for fees of $0.175 million, paid at the closing of the APA. As a result of the APA, the Company accounted for its investment in Guidant in accordance with ASC 323, Investments—Equity Method and Joint Ventures as of March 31, 2026.

The Company’s primary focus is building, managing, and optimizing its treasury with HYPE tokens, which are the native digital assets of the Hyperliquid Layer-1 blockchain.

HSI’s Common Stock is listed on the Nasdaq stock exchange under the ticker symbol “PURR” and began trading on December 3, 2025; on the same day, Sonnet’s Common Stock ceased to trade.

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

As disclosed in the June 30, 2025 financial statements of Rorschach, there was substantial doubt about the ability of Rorschach to continue as a going concern for at least one year from the date the financial statements were issued. This was based on Rorschach having insufficient funds to pay its liabilities, absent any additional funding, which obtaining such funding was uncertain. During the nine months ended March 31, 2026, the Company raised significant capital through the Closing PIPE financing and entered into the Equity Facility, as such terms are defined and further described in Note 10, which has alleviated the substantial doubt about the Company’s ability to continue as a going concern.

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

Risks and Uncertainties

The Company’s financial condition is substantially dependent on the market price and liquidity of HYPE tokens, which are subject to extreme volatility and limited trading venues. Additionally, the Company's HYPE tokens are held with a single custodian, and therefore the ability to access the HYPE tokens is driven by the custodian's ability to comply with contractual requirements. The Company’s treasury assets are concentrated in cash and HYPE tokens, the native cryptocurrency of the Hyperliquid Layer 1 blockchain. HYPE tokens have experienced significant price volatility, and the Company’s financial results and carrying value of its HYPE tokens will fluctuate materially based on HYPE token price movements. The Company depends on the success and adoption of the Hyperliquid Layer 1 blockchain for the value of its treasury holdings in HYPE tokens.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and interest-bearing highly liquid investments, such as money market funds, that is not restricted as to withdrawal or use, or treasury bills with an initial maturity of three months or less.

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

Acquisitions and Valuation of Intangibles

The Company accounts for acquired entities as either asset acquisitions or business combinations. If substantially all of the fair value of the assets acquired in a transaction is concentrated in a single asset (or a group of similar assets), the transaction is treated as an asset acquisition. For asset acquisitions, assets acquired and liabilities assumed are recognized at their estimated fair values as of the acquisition date, and the fair value of acquired in-process research and development ("IPR&D") is expensed if there is no future alternative use. Also, transaction costs directly attributable to the asset acquisition are included as part of the cost of the asset. Contingent consideration issued in connection with either an asset acquisition or business combination is included within the total consideration and is measured at fair value and recorded as a liability. Contingent consideration is remeasured at fair value in each reporting date by reflecting the changes in fair value in the condensed consolidated statements of operations.

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

The Company recognized a deferred tax liability and a corresponding deferred tax expense of $37.8 million in connection with the receipt of HYPE from certain investors at the Closing. As of March 31, 2026, the Company's deferred tax liability and corresponding provision for income taxes for the nine months ended March 31, 2026 was $60.5 million related to the difference between the fair value of the HYPE tokens and their tax basis from either a contribution or an acquisition. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended March 31, 2026, primarily due to non-deductible transaction and start up costs as well as a full valuation allowance on any deferred tax assets or net operating losses (NOLs). For the interim period, the Company uses an estimated annual effective tax rate.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any merger expenses and the actual income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through March 31, 2026.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Digital Assets

The Company’s digital assets, which are custodied at a qualified custodian, primarily consist of HYPE tokens (the Hyperliquid Layer-1 blockchain network’s utility token). HYPE digital assets are accounted for in accordance with ASC 350-60, “Intangibles—Goodwill and Other—Crypto Assets” (“ASC 350-60”). HYPE digital assets are initially recorded at cost and then subsequently remeasured at fair value as of the balance sheet date with changes in fair value recognized as unrealized gains or losses in operating income (expense). Upon derecognition of HYPE digital assets, the Company recognizes realized gains or losses in operating income (expense) on the condensed consolidated statements of operations, based upon the fair value of HYPE digital assets on the date and time of derecognition. HYPE digital assets are valued using prices as reported on the Company’s principal market exchange as of the date of determination, and midnight UTC as of the end of the reporting period. The Company tracks its cost basis of digital assets by wallet in accordance with the specific identification method of accounting.

U.S. Dollar Coin

The Company holds U.S Dollar Coin ("USDC"), a reserve-backed stablecoin issued by Circle Internet Financial that is designed to maintain a 1:1 value with the U.S. dollar and is commonly used as a method of payment in digital asset markets. On its condensed consolidated balance sheets, the Company classifies its USDC in "prepaids and other current assets" rather than as part of its digital assets subject to ASC 350-60 because the holdings are readily convertible into known amounts of U.S. dollars, are redeemable or exchangeable on demand, and are subject to insignificant risk of changes in value due to USDC's intended 1:1 peg to the U.S. dollar, resulting in classification as a financial instrument. Stablecoins that are deployed into decentralized finance protocols, pledged, locked, or otherwise subject to restrictions on convertibility would not meet these criteria and would not be classified as "prepaids and other current assets".

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

The carrying amounts of financial instruments carried at cost, including cash and cash equivalents, other current assets (including USDC), accounts payable, and other current liabilities approximate their fair value due to the short-term maturities of such instruments.

Equity Method Investment

The Company accounts for its investment in which it has the ability to exercise significant influence over the investee's operating and financial policies in accordance with ASC 323, "Investments-Equity Method and Joint Ventures". ASC 323 prescribes the use of the equity method for investments where the Company has significant influence. Equity method investments are recorded at cost and are adjusted to recognize (1) the Company's share, based on percent ownership, of the investee's net income or loss after the date of the investment, (2) amortization of the recorded investment that exceeds the Company's share of the book value of the investee's net assets, (3) additional contributions made and dividends received, and (4) impairments resulting from non-temporary declines in fair value.

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

The Company earns staking rewards from the process by which holders of HYPE tokens lock or delegate their tokens to support the security, consensus and operations of the Hyperliquid network, in exchange for potential rewards and other benefits. A contract with enforceable rights and obligations exists when the Company delegates its tokens to the validator. The contract term is the length of each staking period. Staking rewards are recognized as revenue when the Company satisfies its performance obligations (i.e., providing our tokens to the validator in order to validate blocks or transactions as determined by the protocol) ratably over the contract term. Staking rewards for HYPE tokens are calculated on-chain, where the annual reward rate is inversely proportional to the square root of the total HYPE tokens staked across the network. Staking rewards accrue every minute and are distributed daily to the Company. The HYPE tokens earned are non-cash consideration and therefore measured at fair value at the inception of each contract.

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

Equity Facility

The Company’s Equity Facility (see Note 10, section “Equity Facility”) is considered an equity-linked contract and also a derivative accounted for under ASC 815. The fair values associated with the related asset and liability as of March 31, 2026 are nominal and the asset and liability are therefore not initially recorded at fair value or subsequently remeasured at fair value.

Treasury Stock

The Company accounts for treasury stock under the cost method in accordance with ASC 505-30, "Equity: Treasury Stock". Under this method, the Company records the aggregate purchase price of treasury stock on the trade date at cost and includes treasury stock as a reduction to stockholders’ equity.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses (such as purchases of inventory, employee compensation, depreciation, and amortization) within the relevant expense captions presented on the face of the statements of operations. As an emerging growth company electing to delay the adoption of new or revised accounting standards, the guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its condensed consolidated financial statements.

Net Income (Loss) Per Common Share

The Company computes net income (loss) per share attributable to common stockholders under the two-class method required for participating securities. The two-class method allocates earnings between common stockholders and holders of participating securities. The Company's outstanding shares of Series A Preferred Stock (see - Note 10) are participating securities due to their rights to participate in dividends with common stock. The Series A Preferred Stock does not have a contractual obligation to share in the Company’s losses and is therefore excluded in the calculation of basic net loss per share during periods when the Company has a net loss.

The Company has one class of Common Stock. The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	For the Three Months Ended	For the Nine Months Ended
	March 31, 2026	March 31, 2026
Basic and diluted net income (loss) per share:
Numerator
Net income (loss)	$152,510	$(165,351)
Less: Net income allocated to preferred stockholders	(26,920)	-
Net income (loss) attributable to common stockholders - basic and diluted	$125,590	$(165,351)
Denominator
Basic weighted-average shares outstanding	124,036,555	54,509,742
Dilutive effect of service based restricted stock units	7,901	-
Diluted weighted-average shares outstanding	124,044,456	54,509,742

Net Income (Loss) Per Share
Basic	$1.01	$(3.03)
Diluted	$1.01	$(3.03)

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the common share equivalents had been issued (computed using the treasury stock or if converted method), if dilutive. Diluted net income (loss) per share is computed in the same manner as basic net income (loss) per share in periods when the Company incurs a net loss, because including the effects of potentially dilutive instruments would be antidilutive.

The impact from potential common shares of common stock on the diluted net income (loss) per share calculation are included when dilutive. Potential shares of common stock issuable upon the vesting of restricted stock units are computed using the treasury stock method.

The Company’s potentially dilutive securities, which were excluded from the computation of diluted net income (loss) per share because the exercise prices of the related warrants exceeded the average market price of the Company's common stock during the period, were as follows:

	For the Three Months Ended	For the Nine Months Ended
	March 31, 2026	March 31, 2026
Advisor Warrants	27,394,800	27,394,800
Warrants issued to former Sonnet stockholders	2,426,481	2,426,481
Total	29,821,281	29,821,281

NOTE 3. DIGITAL ASSETS

The Company’s digital assets are comprised primarily of HYPE tokens. The following tables present a reconciliation of the Company’s assets related to its digital assets from both a dollar value and tokens perspective:

	(In thousands)
	HYPE	USDC*	Total
Balance, June 30, 2025	$-	$-	$-
Purchases	-	-	-
Balance, September 30, 2025	-	-	-
Contributions of HYPE digital assets from Rorschach Contributions	580,466	-	580,466
Purchases	9,000	-	9,000
Unrealized loss	(93,200)	-	(93,200)
Loss on HYPE contribution commitment	(169,156)	-	(169,156)
Receipt of HYPE digital assets from staking activities	500	-	500
Balance, December 31, 2025	$327,610	$-	$327,610
Purchases	160,373	3,873	164,246
Sales	-	(3,373)	(3,373)
Unrealized gains	198,435	-	198,435
Receipt of HYPE digital assets from staking activities	2,626	-	2,626
Other receipts of HYPE digital assets	1	-	1
Balance, March 31, 2026	$689,045	$500	$689,545

	(HYPE tokens)	(USDC tokens*)
Balance, June 30, 2025	-	-
Purchases	-	-
Balance, September 30, 2025	-	-
Contributions of HYPE digital assets from Rorschach Contributions	12,517,592	-
Purchases	321,224	-
Receipt of HYPE digital assets from staking activities	18,717	-
Balance, December 31, 2025	12,857,533	-
Purchases	5,884,940	3,873,420
Sales	-	(3,373,420)
Receipt of HYPE digital assets from staking activities	83,832	-
Other receipts of HYPE digital assets	50	-
Balance, March 31, 2026	18,826,355	500,000

*The tables above include all balances presented within the Company’s HYPE digital assets and digital assets line items on the condensed consolidated balance sheets, based on quoted prices on active exchanges. The table also includes a separate column reflecting transactions involving USDC, which is not presented as digital asset on the condensed consolidated balance sheets. This column has been included to provide additional transparency. USDC is classified within prepaid expenses and other current assets.

As of March 31, 2026, the Company held a nominal amount of Ethereum that is included within "other non-current assets" on the condensed consolidated balance sheets.

HYPE Digital Assets

The following table sets forth the units held, cost basis, and fair value of HYPE digital assets held, as shown on the condensed consolidated balance sheets as of March 31, 2026:

		(In thousands)
	Units	Cost Basis	Fair Value
HYPE digital assets	18,826,355	$752,966	$689,045
Total	18,826,355	$752,966	$689,045

Cost basis is equal to the cost of the HYPE tokens, net of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted HYPE token prices within the Company’s principal market at the time of measurement (midnight UTC). The receipts of HYPE from native staking represent the rewards earned from staking.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2026:

	(In thousands)
	Fair Value Measurement at March 31, 2026
Assets:	Total	Level 1	Level 2	Level 3
Money market funds[1]	$37,817	$37,817	$-	$-
Treasury funds[1]	65,211	65,211	-	-
USDC[2]	500	500	-	-
HYPE digital assets	689,045	689,045	-	-
Total assets measured at fair value	$792,573	$792,573	$-	$-
1 - Included in cash and cash equivalents on the condensed consolidated balance sheets.
2 - Included in prepaids and other current assets on the condensed consolidated balance sheets.

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

The Company's equity method investment is accounted for under the equity method of accounting and initially recorded at fair value but is not subject to fair value measurement disclosures. As of March 31, 2026, the Company's equity method investment included its investment in Guidant with a carrying value of approximately $3.0 million.

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

Concurrently with the Closing and in connection with the Rorschach Merger and the Sonnet Merger, the Company received approximately $299.9 million in cash and approximately 12.5 million HYPE tokens from investors who had previously entered into contribution and subscription agreements with Rorschach or Sonnet, respectively. At Closing, such 12.5 million HYPE tokens were valued at $411.3 million, resulting in a unrealized loss of $169.2 million, which has been recorded by the Company on its condensed consolidated statements of operations as a component of “Loss on HYPE contribution commitment”.

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

The value attributed to in-process research and development intangible asset was expensed during the period ended March 31, 2026 as a component of “IPR&D write-off from Sonnet acquisition” included as part of Operating Income (Expense) on the Company’s condensed consolidated statements of operations, as it was determined to have no alternative future use at the time of the acquisition.

Disposition of Certain Sonnet Assets

As described in Note 1, on March 31, 2026, the Company entered into an APA with Guidant and consummated the transactions contemplated by the APA. In connection with the APA, the Company transferred $1.325 million in cash, various developmental assets and patents related to Sonnet's tumor delivery platforms, certain employees and Sonnet's Australian subsidiary to Guidant and provided a deferred purchase price of $1.0 million subsequent to the execution of the APA, which is included within "other current liabilities" as of March 31, 2026 on the Company's condensed consolidated balance sheets. In exchange, the Company received a 40% common stock interest in Guidant. In connection with the APA, the Company engaged Guidant under a transaction services agreement (the "TSA") to provide services to the Company for fees of $0.175 million, paid at closing of the APA. As a result of the APA, the Company accounted for its investment in Guidant as an equity method investment as of March 31, 2026 and derecognized the intangible asset for the assembled workforce, which was included in the equity method investment.

NOTE 6. SEGMENT INFORMATION

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s primary measure of performance and making key decisions regarding resource allocation, the CODM reviews these items in the manner presented in the statements of operations, while the net income (loss) of the Company is used as the key metric for measuring performance.

NOTE 7. CONTINGENT VALUE RIGHTS

Pursuant to the BCA, at the Closing, the Company entered into a Contingent Value Rights Agreement (the "CVR Agreement") with Continental Stock Transfer & Trust Company, as rights agent (“Rights Agent”), pursuant to which holders of shares of Sonnet common stock, excluding the shares of Sonnet common stock issued pursuant to the Closing PIPE, and in-the-money warrants, in each case, as of immediately prior to the Effective Time, received one CVR for each then-outstanding share of Sonnet Common Stock held by such stockholder (or, in the case of the Sonnet in-the-money warrants, each share of Sonnet common stock for which such in-the-money warrants was exercisable into as of such date). The CVR Payment (as defined in the CVR Agreement) will be payable upon the receipt of cash proceeds from a sale, license, transfer, disposition, divestiture or other monetization transaction (i.e., a royalty transaction) (or a series of transactions) and/or winding down of, or other disposition(s) of any the Company Legacy Assets (as defined in the CVR Agreement) (a “Company Legacy Transaction”) during the period beginning on the Closing Date and ending on the third anniversary of the Closing Date (the “CVR Term”). The shares of Common Stock issuable in connection with the CVR Payment (the “CVR Shares”) are subject to certain deductions pursuant to the terms of the CVR Agreement.

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

NOTE 8. RELATED PARTIES

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Company. As of March 31, 2026, the Company had a nominal outstanding balance due to the affiliate. The amount is included in “other current liabilities” on the Company’s condensed consolidated balance sheets. These expenses include but are not limited to legal, travel, and other expenses.

As of March 31, 2026, the Company had a receivable of approximately $0.8 million from Guidant which is included within "receivable from related party" on the Company's condensed consolidated balance sheets. Additionally, as noted in footnotes 1, 2 and 5, the Company provided a deferred purchase price of $1.0 million, payable subsequent to the execution of the APA, which is included within "other current liabilities" as of March 31, 2026 on the Company's condensed consolidated balance sheets

Advisor Rights and Strategic Advisor Agreement

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

From the Closing Date through March 31, 2026, the Company paid approximately $4.7 million to former Sonnet holders related to exercises of the cash settlement option, and as of March 31, 2026, the remaining expected cash settlement amount of approximately $0.6 million is included on the Company’s condensed consolidated balance sheets as a part of “Other current liabilities.”

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

The shares of Series A Preferred Stock are not redeemable and are classified within permanent equity. Shares of Series A Preferred Stock are not entitled to receive dividends, except that if dividends are paid on the Common Stock then the Company would be required to pay a dividend on the Series A Preferred Stock on a pro rata basis with the Common Stock determined on an as-converted basis. The Series A Preferred Stock has no voting rights, except as required by the Restated Charter, applicable law and with respect to any vote to approve a Fundamental Transaction (in which case each holder of Series A Preferred Stock would be entitled to a number of votes equal to the number of whole shares of Common Stock into which such holder’s shares of Series A Preferred Stock were convertible).

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

Restricted Stock Units

The Company records stock-based compensation expense related to restricted stock units ("RSUs"). For the three and nine months ended March 31, 2026, the Company recorded stock-based compensation expense allocated as follows (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	March 31, 2026	March 31, 2026
Selling, general and administrative and research and development expenses	$186	$186
Total	$186	$186

A summary of the restricted stock units ("RSUs") activity during the nine months ended March 31, 2026 is presented below:

	Number of RSUs	Weighted Average Grant Date Price
RSUs June 30, 2025	-	-
Granted	326,312	$4.89
Vested	-	-
Forfeited	-	-
RSUs undelivered March 31, 2026	326,312	$4.89

The weighted average grant date fair value of common share-settled restricted stock units during the three and nine months ended March 31, 2026 was $4.89, based on the fair value of the Company's common stock. As of March 31, 2026, there was approximately $1.4 million of total unrecognized share-based compensation expense related to unvested RSUs, which the Company expects to recognize over a weighted average vesting period of approximately 1.7 years.

Equity Facility

On October 22, 2025, the Company entered into an agreement (the "Purchase Agreement") with Chardan Capital Markets LLC (“Chardan”) for Chardan to purchase up to $1.0 billion of shares of the Company’s Common Stock (the "Equity Facility"). The Company engaged LifeSci Capital, LLC as a qualified independent underwriter in connection with the Purchase Agreement. Pursuant to and upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement, beginning on the later of the Closing Date and the date the registration statement registering the resale of such shares is effective (the “Commencement Date”), the Company has the right from time to time at the Company’s option to direct Chardan to purchase up to $1.0 billion of shares of Common Stock. Sales of the Company’s Common Stock to Chardan under the Purchase Agreement, and the timing of any sales, will be determined by the Company from time to time in the Company’s sole discretion. Per the requirements of the Purchase Agreement, the Company paid total fees of $0.0 million and $0.3 million to Chardan for the three and nine months ended March 31, 2026, respectively. Additional commitment fees will be required depending on the amount of shares sold by the Company including $0.3 million payable once the Company has received an aggregate of $25.0 million in proceeds from sales of Common Stock under the Purchase Agreement and $0.6 million payable once the Company has received an aggregate of $50.0 million proceeds from sales of Common Stock under the Purchase Agreement. As of March 31, 2026, 252,600 shares of common stock have been issued under the Equity Facility for gross proceeds of $1.5 million.

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

Stock Repurchase Program

On December 8, 2025, the Company announced that the Board had authorized a stock repurchase program of up to $30 million of the Company’s outstanding Common Stock that will be in place for up to 12 months. Through March 31, 2026, a total of 3,067,097 shares of Common Stock were repurchased by the Company for a total of approximately $10.6 million.

Warrants

A summary of the warrant activity during the nine months ended March 31, 2026 is presented below:

Number of Warrants
Outstanding as of June 30, 2025	-
Issued	30,203,376
Exercised	(382,095)
Outstanding as of March 31, 2026	29,821,281

The following table presents information related to warrants as of March 31, 2026:

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years
$9.38	9,131,600	4.7
$12.50	9,131,600	4.7
$18.75	9,131,600	4.7
$6.25	2,400,001	4.3
Various (> $47.00)	26,480	Various
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

Subsequent to March 31, 2026, the Company received approximately $64.6 million in net proceeds from the sale of 10,381,000 shares of its common stock pursuant to the Equity Facility that was predominantly used to purchase HYPE tokens.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “our,” “us,” “HSI” or the “Company” refer to Hyperliquid Strategies Inc, and references to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations as of March 31, 2026 and for the three and nine months ended March 31, 2026 should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 27, 2025 in connection with the Transaction (as defined below) (the “Final Prospectus”), and in other documents we may file from time to time with the SEC. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a Delaware corporation and U.S. publicly listed digital asset treasury company. Our primary business is accumulating HYPE, the native token of the Hyperliquid Layer-1 blockchain ecosystem, on behalf of our stockholders. We believe Hyperliquid has established a significant and growing on-chain revenue base and that HYPE offers a long-term value proposition for our stockholders.

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

Concurrently with the execution of the BCA, (i) certain accredited investors entered into subscription agreements with us and Sonnet, pursuant to which Sonnet agreed to issue, and the subscribers agreed to purchase, immediately prior to the Closing, shares of Sonnet common stock, pursuant to a private placement in accordance with Section 4(a)(2) of the Securities Act (the “Closing PIPE”) and(ii) certain accredited investors entered into contribution agreements with Rorschach, pursuant to which such investors agreed to contribute HYPE tokens and/or cash to Rorschach immediately prior to the Closing (the “Contributions”). The gross proceeds received from the Closing PIPE and the Contributions consisted of $299.9 million of cash and 12,517,592 HYPE tokens valued at $580.5 million based on the fair value of the shares issued for the tokens for an aggregate fair value of $880.4 million, before deducting the allocated transaction costs. At the Closing, the shares of Sonnet common stock and membership interests in Rorschach issued pursuant to the Closing PIPE and the Contributions, respectively, were converted into an aggregate of 123,354,259 shares of HSI common stock (“Common Stock”) and 166,173 shares of HSI Series A preferred stock (“Series A Preferred Stock”). The gross proceeds amount of $880.4 million was recorded to Common Stock and Series A Preferred Stock based on the respective par values, with the excess of the gross proceeds above par values recorded to additional paid-in capital. Additional paid-in capital was reduced for the impact of cash paid for transaction costs of $2.3 million related to the PIPE financing. Additionally, as noted in Note 5 of the accompanying financial statements, on the Closing Date, such approximately 12.5 million HYPE tokens were valued at $411.3 million, resulting in a loss on commitment of $169.2 million recognized by the Company on the HYPE tokens. The majority of net proceeds from the Transaction are intended to establish our HYPE treasury strategy. In December 2025, we purchased an additional 321,224 HYPE tokens for approximately $9.0 million at the respective times of purchase. During the three months ended March 31, 2026, we purchased an additional 5,884,940 HYPE tokens for approximately $160.4 million at the respective times of purchase.

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

As of March 31, 2026, we had the following outstanding securities (in addition to the CVRs):

•
124,220,108 shares of Common Stock;
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

Disposition of Certain Sonnet Assets

On March 31, 2026, we entered into an asset purchase agreement (the "APA") with Guidant Bio Therapeutics Inc. ("Guidant"). In connection with the consummation of the transactions contemplated by the APA on that date, we transferred $1.325 million in cash, various developmental assets and patents related to Sonnet's tumor delivery platforms, certain employees and Sonnet's Australian subsidiary to Guidant, and provided a deferred purchase price of $1.0 million subsequent to the execution of the APA, which is included with "other current liabilities" as of March 31, 2026 on our condensed consolidated balance sheets. In exchange, we received a 40% common stock interest in Guidant. In connection with the APA, we engaged Guidant under a transaction services agreement (the "TSA") to provide services to us for fees of $0.175 million, paid at the closing of the APA.

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

Per the requirements of the Purchase Agreement, we paid total fees of $0.0 million and $0.3 million to Chardan for the three and nine months ended March 31, 2026. Additional commitment fees will be required depending on the amount of shares sold by us, including $0.3 million payable once we have received an aggregate of $25.0 million in proceeds from sales of Common Stock under the Purchase Agreement and $0.6 million payable once we have received an aggregate of $50.0 million proceeds from sales of Common Stock under the Purchase Agreement.

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

During the three and nine months ended March 31, 2026, we granted 326,312 RSUs and recognized stock-based compensation expense of $0.2 million during each period.

Stock Repurchase Program

On December 8, 2025, we announced that our Board had authorized a stock repurchase program of up to $30 million of the Company’s outstanding Common Stock that will be in place for up to 12 months. Through March 31, 2026, a total of 3,067,097 shares of Common Stock were repurchased by us for a total of approximately $10.6 million.

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

Financial Overview

Revenue and Cost of Revenue

Digital Assets

Digital assets are initially recorded at cost and then subsequently remeasured at fair value as of the balance sheet date with changes in fair value recognized as unrealized gains or losses in operating income (expense). Upon derecognition of the digital assets, we recognize realized gains or losses in operating income (expense) on the condensed consolidated statements of operations, based upon the fair value of digital assets on the date of derecognition.

We recognize revenue by applying the guidance in ASC 606, Revenue from Contracts with Customers (“ASC 606”). HYPE tokens earned from validators, in the form of staking rewards, are recognized as revenue when we satisfy our performance obligations (i.e., providing our tokens to the validator in order to validate blocks or transactions as determined by the protocol) ratably over the contract term. The HYPE tokens earned are non-cash consideration and therefore measured at fair value at the inception of each contract.

Because we do not unilaterally control the validator, we are not the principal to the validation service. As such, we present staking rewards as revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled.

Other Income (Expense)

We hold a portion of our capital in highly liquid money market funds and short term treasury bills in addition to cash deposits placed with financial institutions of high credit quality. These allocations offer liquidity while providing a yield in the form of interest income. This income is classified as “Interest income” on our condensed consolidated statements of operations.

Selling, general and administrative and research and development expenses

Selling, general and administrative and research and development expenses consist primarily of payroll and related expenses, legal and other professional services, insurance expense, and expenses related to the Equity Facility. We anticipate that our general and administrative expenses will decrease in the short term as requirements to support our continued research and development and commercial activities decline subsequent to the establishment of our treasury strategy, in addition to the completion of the BCA and APA, discussed in Note 5 of the accompanying financial statements.

Results of Operations

The Company has selected June 30 as its fiscal year end. The following is a summary of the Company’s results of operations for the fiscal quarter and nine months ended March 31, 2026.

Three months ended March 31, 2026

Revenue and Cost of Revenue

Revenue for the three months ended March 31, 2026 totaled $2.6 million, which was net staking revenue. As noted above, we present staking rewards as revenue on a net basis. Thus, there was no cost of revenue for the three months ended March 31, 2026.

Digital Assets

Unrealized gain on digital tokens for the three months ended March 31, 2026 was $198.4 million, resulting from the fair value changes of digital assets during the three months ended March 31, 2026.

Selling, general and administrative and research and development expenses

Our selling, general and administrative and research and development expenses for the three months ended March 31, 2026 were $7.2 million, which includes professional fees, salaries and wages, insurance, and research and development costs.

Other Income

Other income for the three months ended March 31, 2026 totaled approximately $1.4 million. Other income for the three months ended March 31, 2026 primarily resulted from interest income, which is derived from money market funds, treasury assets, and interest received on cash positions held with financial institutions.

Income tax expense (deferred)

We recognized an income tax expense of $42.7 million for the three months ended March 31, 2026 primarily driven by the increase in value of our HYPE digital tokens during the period.

Results of Operations

Nine months ended March 31, 2026

Revenue and Cost of Revenue

Revenue for the nine months ended March 31, 2026 totaled $3.1 million, which was net staking revenue. As noted above, we present staking rewards as revenue on a net basis. Thus, there was no cost of revenue for the nine months ended March 31, 2026.

Digital Assets

Unrealized gain on HYPE digital tokens for the nine months ended March 31, 2026 was $105.2 million, resulting from the fair value changes of HYPE at March 31, 2026. Additionally, we recognized a loss on HYPE contribution commitment of $169.2 million, which was the result of a decrease in fair value of the 12.5 million HYPE tokens from the original commitment amount, as further described in Note 5 of the accompanying condensed consolidated financial statements.

IPR&D write-off from Sonnet acquisition

We recognized a loss of $35.6 million on acquired IPR&D from the Sonnet acquisition for the nine months ended March 31, 2026, as it was determined to have no alternative future use at the time of the asset acquisition.

Selling, general and administrative and research and development expenses

Our selling, general and administrative and research and development expenses for the nine months ended March 31, 2026 were $10.7 million, which includes professional fees, fees related to the Equity Facility, salaries and wages, insurance, and research and development costs.

Other Income

Other income for the nine months ended March 31, 2026 totaled approximately $2.2 million. Other income for the nine months ended March 31, 2026 primarily resulted from interest income, which is derived from money market funds, treasury assets, and interest received on cash positions held with financial institutions.

Income tax expense (deferred)

We recognized an income tax expense of $60.5 million for the nine months ended March 31, 2026 related to the creation of a deferred tax liability at the closing of the transaction in addition to a deferred tax liability created by the increase in value of our HYPE digital tokens during the period.

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

As disclosed in the June 30, 2025 financial statements of Rorschach, there was substantial doubt about Rorschach's ability to continue as a going concern for at least one year from the date the financial statements were issued. This was based on Rorschach having insufficient funds to pay its liabilities, absent any additional funding, which obtaining such funding was uncertain. During the nine months ended March 31, 2026, we raised significant capital through the Closing PIPE, and entered into the Purchase Agreement, which has alleviated the substantial doubt about our ability to continue as a going concern.

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

Our net income (loss) was $152.5 million and ($165.4) million for the three and nine months ended March 31, 2026, respectively. As of March 31, 2026, we had an accumulated deficit of approximately $165.9 million. As of March 31, 2026, we had cash and cash equivalents of $113.1 million and HYPE digital assets with a fair value of $689.0 million, working capital (inclusive of cash and cash equivalents) of $111.0 million and stockholders’ equity of $743.5 million.

During the nine months ended March 31, 2026, our sources and uses of cash were as follows:

Net cash used in operating activities was approximately ($15.3) million, which includes a net loss of ($165.4) million, offset by $157.1 million of net non-cash items and net changes in operating assets and liabilities of ($7.0) million.

Net cash used in investing activities for the nine months ended March 31, 2026 was approximately ($160.9) million, which was primarily related to the cash acquired from the acquisition of Sonnet, offset by the purchase of HYPE digital assets.

Net cash provided by financing activities for the nine months ended March 31, 2026 totaled approximately $289.2 million, which was primarily attributable to $302.1 million of net cash proceeds from the Closing PIPE, and subsequent equity issuances, offset by $2.3 million in payments for equity issuance costs and $10.6 million in payments for the repurchase of Common Stock.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unaudited consolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any material long-term debt, capital lease obligations, operating lease obligations or long-term liabilities that affect our liquidity or capital resources.

In the normal course of business, we enter into contracts for services. The amount owed by us as of March 31, 2026 is $6.4 million and is included in “accounts payable” and “other current liabilities” on the condensed consolidated balance sheets.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above. There are no critical accounting estimates as of March 31, 2026.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ending on March 31, 2026, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in the Final Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the purchases of our common stock made by us during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/26 – 1/31/26	125,540	$3.49	125,540	$19,518,580
2/1/26 – 2/28/26	-	-	-	$19,518,580
3/1/26 – 3/31/26	-	-	-	$19,518,580

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

CEO Employment Agreement

On May 5, 2026, the Company entered into an Executive Employment Agreement with David Schamis, the Company’s Chief Executive Officer (the “CEO Employment Agreement”). Pursuant to the terms of the CEO Employment Agreement, Mr. Schamis shall continue to serve as the Company’s Chief Executive Officer for a term that commenced on May 1, 2026 and shall continue until terminated in accordance with the terms of the CEO Employment Agreement. Mr. Schamis is entitled to receive an annual base salary of $150,000, subject to review at least annually for merit increases and subject to adjustment from time to time in the discretion of the Board. Subject to Board approval, Mr. Schamis is eligible to receive equity and equity-based awards under the 2025 Equity Incentive Plan, on an annual basis effective on the first business day following the date of the first Board meeting following the Company’s annual stockholders meeting, with a target grant date fair value of $150,000 per annual award and vesting on the first anniversary of the applicable grant date, subject to Mr. Schamis’s continuous employment through such vesting date.

Upon the termination of Mr. Schamis’ employment pursuant to the CEO Employment Agreement, Mr. Schamis will be entitled to receive all accrued but unpaid base salary through the termination date, any unpaid or unreimbursed expenses incurred in accordance with Company policy prior to termination and any accrued but unpaid benefits under the Company’s employee benefit plans. If Mr. Schamis’s employment is terminated by the Company without Cause or by Mr. Schamis for Good Reason, in each case outside of a Change in Control Period (as such terms are defined in the CEO Employment Agreement), Mr. Schamis will be entitled to receive, in addition to the accrued obligations: (i) continued payment of base salary for six months following the termination date, (ii) a taxable monthly reimbursement equal to the amount of health insurance premiums the Company would have subsidized had Mr. Schamis remained an active employee, for the same six-month period, subject to Mr. Schamis’s timely election of COBRA continuation coverage, and (iii) accelerated vesting of 50% of all outstanding equity awards held by Mr. Schamis at the time of termination. If Mr. Schamis’s employment is terminated by the Company without Cause or by Mr. Schamis for Good Reason, in each case during a Change in Control Period, Mr. Schamis will be entitled to receive the benefits described in clauses (i) and (ii) of the preceding sentence for a period of 12 months (rather than six months), accelerated vesting of 100% (rather than 50%) of all outstanding equity awards held by Mr. Schamis at the time of termination, and reasonable outplacement services for a period of 12 months following termination. All severance payments and benefits (other than payment of accrued obligations) would be conditioned on Mr. Schamis’ execution of a general release of claims, and such release becoming effective.

The CEO Employment Agreement contains customary confidentiality and non-competition covenants applicable during the term of the CEO Employment Agreement, as well as customary non-solicitation covenants applicable during the term and for 24 months thereafter.

The foregoing description of the CEO Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the CEO Employment Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

CFO Employment Agreement

On May 5, 2026, the Company entered into an Executive Employment Agreement with Brett Beldner, the Company’s Chief Financial Officer (the “CFO Employment Agreement”). Pursuant to the terms of the CFO Employment Agreement, Mr. Beldner shall continue to serve as the Company’s Chief Financial Officer for a term that commenced on May 1, 2026 and shall continue until terminated in accordance with the terms of the CFO Employment Agreement. Mr. Beldner is entitled to receive an annual base salary of $400,000, subject to review at least annually for merit increases and subject to adjustment from time to time in the discretion of the Board. Commencing with the year beginning January 1, 2026, Mr. Beldner is eligible to receive an annual discretionary cash bonus (the “Bonus”), with a target amount equal to 100% of his base salary based on the achievement of performance-based and other individual and Company metrics to be established by the Board and the compensation committee, each in their sole discretion. Subject to Board approval, Mr. Beldner is eligible to receive annual equity and equity-based awards under the 2025 Equity Incentive Plan, with a target grant date fair value of $1,000,000 for the current fiscal year (and anticipated to be the same in future fiscal years), each vesting on an annual basis over a three-year period, subject to Mr. Beldner’s continuous employment through such vesting date. In addition, in connection with the execution of the CFO Employment Agreement Mr. Beldner received two awards of time-based restricted stock units, each vesting on an annual basis over a three-year period. One of such initial awards has a target fair value of $1,000,000 based on the volume weighted average price of the Company’s common stock during the Company’s first eight trading days following December 2, 2025, with vesting commencing on that date, and the second has a target grant date fair value of $1,000,000 based on the closing price of the Company’s common stock on May 5, 2025, with vesting commencing on that date.

Upon the termination of Mr. Beldner’s employment pursuant to the CFO Employment Agreement, Mr. Beldner will be entitled to receive all accrued but unpaid base salary through the termination date, any unpaid or unreimbursed expenses incurred in accordance with Company policy prior to termination and any accrued but unpaid benefits under the Company’s employee benefit plans. If Mr. Beldner’s employment is terminated by the Company without Cause or by Mr. Beldner for Good Reason, in each case outside of a Change in Control Period (as such terms are defined in the CFO Employment Agreement), Mr. Beldner will be entitled to receive, in addition to the accrued obligations: (i) continued payment of base salary for six months following the termination date, (ii) a taxable monthly reimbursement equal to the amount of health insurance premiums the Company would have subsidized had Mr. Beldner remained an active employee, for the same six-month period, subject to Mr. Beldner’s timely election of COBRA continuation coverage, and (iii) accelerated vesting of 50% of all outstanding equity awards held by Mr. Beldner at the time of termination. If Mr. Beldner employment is terminated by the Company without Cause or by Mr. Beldner for Good Reason, in each case during a Change in Control Period, Mr. Beldner will be entitled to receive the benefits described in clauses (i) and (ii) of the preceding sentence for a period of 12 months (rather than six months), accelerated vesting of 100% (rather than 50%) of all outstanding equity awards held by Mr. Beldner at the time of termination, payment of Bonus for the calendar year in which the termination occurs, pro-rated based on the portion of the year during which Mr. Beldner was employed, and reasonable outplacement services for a period of 12 months following termination. All severance payments and benefits (other than payment of accrued obligations) would be conditioned on Mr. Beldner’s execution of a general release of claims, and such release becoming effective.

The CFO Employment Agreement contains customary confidentiality and non-competition covenants applicable during the term of the CFO Employment Agreement, as well as customary non-solicitation covenants applicable during the term and for 24 months thereafter.

The foregoing description of the CFO Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the CFO Employment Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Indemnification Agreements

Also on May 5, 2026, the Company entered into indemnification agreements (each, an “Indemnification Agreement”) with most of the Company’s directors and executive officers (and the Company intends to enter an Indemnification Agreement with the remaining directors and executive officers in the near future). The Indemnification Agreement provides each Indemnitee with contractual indemnification, hold harmless, exoneration, and expense advancement rights, and are in addition to the indemnification and related provisions contained in the Company’s amended and restated certificate of incorporation. Among other things, the Indemnification Agreements require the Company to indemnify the applicable director or officer to the fullest extent permitted under applicable law and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

The foregoing description of the Indemnification Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

3.3	Amended and Restated Bylaws, dated December 2, 2025 incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-42985), filed with the SEC on December 3, 2025.

4.1	Form of Advisor Warrant (incorporated by reference to Exhibit D of Exhibit 2.1 to Sonnet’s Current Report on Form 8-K (File no. 001-35570), filed with the SEC on July 14, 2025).

10.1*+	Employment Agreement, dated May 5, 2026, by and between the Company and David Schamis.

10.2*+	Employment Agreement, dated May 5, 2026, by and between the Company and Brett Beldner.

10.3*	Form of Indemnity Agreement.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

+ Management contract, compensatory plan or arrangement.

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

HYPERLIQUID STRATEGIES INC

Date: May 7, 2026	By:	/s/ David Schamis
	Name:	David Schamis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Brett Beldner
	Name:	Brett Beldner
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)