Form 10-K
period 2026-06-30
Hyperliquid Strategies Inc
filed 2026-08-27
CIK 2078856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42985

Hyperliquid Strategies Inc

(Exact name of Registrant as specified in its Charter)

Delaware	39-3284080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
477 Madison Avenue, 22nd Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 883-4241

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PURR	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant’s common stock Market Value held by non-affiliates was $441.8 million.

As of August 23, 2026, there were 197,837,597 shares of our Common Stock issued and outstanding, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the close of the registrant’s fiscal year ended June 30, 2026, are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

1

i

Unless the context otherwise requires, throughout this Annual Report on Form 10-K (“Annual Report”), the words “HSI,” “we,” “us,” or the “Company” refer to Hyperliquid Strategies Inc and its subsidiaries (as applicable).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report and some of the information incorporated herein by reference includes forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “continues,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “might,” “will,” “should,” “could,” “seeks,” “plans,” “scheduled,” “possible,” “potential,” “predict,” “project,” “anticipates,” “intends,” “aims,” “works,” “focuses,” “aspires,” “strives” or “sets out” or similar expressions.

Forward-looking statements are not guarantees of performance, and the absence of these words does not mean that a statement is not forward looking. You should understand that the following important factors could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements herein:

•
changes in business, market, financial, political and regulatory conditions;
•
risks relating to the Company’s operations and business, including the highly volatile nature of the price of HYPE tokens;
•
the risk that the Company’s stock price is highly correlated to the price of HYPE tokens and the price of HYPE tokens may decrease at any time;
•
risks related to increased competition in the industries in which the Company will operate;
•
risks relating to significant legal, commercial, regulatory and technical uncertainty regarding HYPE tokens;
•
risks relating to the treatment of crypto assets for U.S. and foreign tax purposes; risks that the Company experiences difficulties managing its growth and expanding operations;
•
challenges in implementing the Company’s business plan including HYPE token-related financial and advisory services, due to operational challenges, significant competition and regulation;
•
the outcome of any potential legal proceedings that may be instituted against the Company; or
•
other factors detailed under “Item 1A - Risk Factors.”

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties described in “Item 1A - Risk Factors” of the other documents we file from time to time with the SEC. There can be no assurance that future developments affecting us will be those that we have anticipated. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business.

Overview

We are a Delaware corporation and U.S. publicly listed digital asset treasury company. Our primary business is accumulating HYPE, the native token of the Hyperliquid Layer 1 blockchain ecosystem (“HYPE” or “HYPE Tokens”), on behalf of our stockholders. The Company’s primary strategic objective is to benefit from the growth of the Hyperliquid ecosystem directly through its ownership of HYPE tokens, through pursuing income earning activities related to the Hyperliquid ecosystem, or by otherwise fostering growth of the Hyperliquid ecosystem. The Hyperliquid ecosystem has positioned itself to play an increasingly larger role in the global financial system, and the Company believes finding ways in which to participate in its growth offers the potential to generate long-term value for the Company’s stockholders. There can be no assurance, however, as to the future growth of the Hyperliquid protocol or the value of the HYPE token.

We were formed on July 2, 2025 as a holding and operating company. Our wholly owned subsidiary, Rorschach I LLC (“Rorschach”) is a Delaware limited liability company formed on June 13, 2025 as the vehicle through which founding investors contributed HYPE tokens and cash to establish the Company’s initial treasury.

On July 11, 2025, Sonnet BioTherapeutics Holdings, Inc. (“Sonnet”), the Company, Rorschach, TBS Merger Sub Inc., a Delaware corporation and the Company’s wholly owned subsidiary (“Sonnet Merger Sub”) and Rorschach Merger Sub, LLC, a Delaware limited liability company and the Company’s wholly owned subsidiary (“Rorschach Merger Sub”) entered into a Business Combination Agreement, dated July 11, 2025 (the “Transaction Agreement”), pursuant to which, subject to the terms and conditions contained in the Transaction Agreement, (i) Rorschach Merger Sub would merge with and into Rorschach with Rorschach surviving the merger (the “Rorschach Merger”) as a direct wholly owned subsidiary of the Company and (ii) immediately following the Rorschach Merger, Sonnet Merger Sub would merge with and into Sonnet, with Sonnet surviving the merger (the “Sonnet Merger”, and, together with the Rorschach Merger, the “Mergers” or “Transactions”) as a direct wholly owned subsidiary of the Company.

On December 2, 2025 (the “Closing Date”), we completed the Transactions with Sonnet, at which point the Company became a publicly listed entity on the Nasdaq Stock Market under the symbol “PURR.”

At the closing of the Transactions (the “Closing”), the Company held approximately 12.5 million HYPE tokens contributed through Rorschach and approximately $299.9 million in cash proceeds from the Closing PIPE (as defined below). As of August 23, 2026, the Company holds approximately 29.4 million HYPE tokens, which it believes represents the largest HYPE holdings of any U.S. public company. The Company’s HYPE balance is published on its website (hypestrat.xyz), updated weekly with a one-week data delay.

On March 31, 2026, we entered into an asset purchase agreement (the “APA”) with Guidant Biotherapeutics, Inc. (“Guidant”), a newly-formed company, where we completed the sale of most of Sonnet’s assets to Guidant, a newly-formed company, in exchange for shares of Guidant’s common stock. Following the transaction, the Company’s operations are focused on its HYPE digital asset treasury strategy, though it continues to wind down its remaining Sonnet operations, including certain clinical trials.

Overview of the Hyperliquid Ecosystem

Hyperliquid is a Layer 1 blockchain designed to support a fully on-chain open financial system.

Designed and optimized from first principles to upgrade the financial system, it is best known for trading spot pairs and perpetual futures (“perps”), processing billions in daily trading volume.

As of August 23, 2026, Hyperliquid accounts for approximately 40.1% of total on-chain perpetuals 24 hour volume globally and 62.5% of on-chain perps open interest. Since inception, cumulative perps trading volume on Hyperliquid has exceeded $5.4 trillion, and in 2025 the protocol generated approximately $857 million in net protocol revenue, based on publicly available data.

The protocol’s state execution is divided into two core components:

•
HyperCore — The native execution environment for Hyperliquid’s fully on-chain perpetual futures and spot order books. Every order, cancel, trade, and liquidation is processed on-chain with one-block finality, inherited from the HyperBFT consensus mechanism. HyperCore currently supports up to 200,000 orders per second, with throughput continuing to improve as the node software is optimized.
•
HyperEVM— A general-purpose, EVM-compatible smart contract environment. The HyperEVM enables developers to access the liquidity and order-book infrastructure of HyperCore through open smart contract interfaces, supporting the development of DeFi applications including borrowing, lending, stablecoin issuance, and structured products on the Hyperliquid infrastructure.

Based on publicly available information, Hyperliquid is designed to operate as open financial infrastructure with the following characteristics:

•
Transparency: All transactions are recorded on a public ledger, verifiable by anyone in real time.
•
Open Access: Anyone can use and build applications without centralized gatekeepers.
•
Resilience: A permissionless and expanding set of independent validators secures the network, with 27 active validators as of the date of this Annual Report.
•
Performance: The protocol supports up to 200,000 transactions per second.

Hyperliquid provides the liquidity infrastructure for developers to build financial applications, extending the Hyperliquid ecosystem beyond trading into borrowing, lending, minting compliant stablecoins, and launching perpetual contracts on any asset.

HIP-3: Permissionless Perpetual Markets

In November 2025, Hyperliquid launched HIP-3, a permissionless market framework that enables third-party deployers to create new perpetual markets directly on the Hyperliquid order book by bonding HYPE as collateral. HIP-3 extended Hyperliquid’s perpetual futures infrastructure beyond digital asset contracts to include contracts referencing equities, commodities, indices, and other real-world assets.

As of August 23, 2026, HIP-3 markets represent approximately 48.0% of total trading volume on Hyperliquid on a 30 day trailing basis and have driven over $514 billion in cumulative volume since launch. If this activity continues, HIP-3 may have a positive effect on demand for HYPE tokens, as HYPE is required as collateral for all HIP-3 market deployments, though no assurance can be given as to the effect on trading volumes, HYPE demand, or HYPE’s market price.

HIP-4: Event and Prediction Markets

Future protocol developments may include HIP-4, which, if implemented, would introduce event-based contracts that could enable prediction markets, options, and other structured financial products on the Hyperliquid infrastructure. HYPE is anticipated to serve as collateral and settlement currency for HIP-4 markets, though no assurance can be given that HIP-4 will be implemented or will have the characteristics described. Additional potential developments include continued growth in spot markets, further decentralization of the validator set, and the rollout of additional HIPs.

The Assistance Fund

The Hyperliquid protocol maintains a reserve known as the Assistance Fund, which is funded through protocol fee revenues and used to purchase HYPE tokens from the open market on a continuous basis. Currently, 99% of all fees generated by the protocol are allocated to the Assistance Fund. The Assistance Fund’s fee allocation was increased from 97% to 99% following an announcement by Hyperliquid on August 26, 2025. A portion of the HYPE tokens acquired by the Assistance Fund may be sent to a burn wallet to be permanently removed from circulation. As of August 23, 2026, 46.7 million HYPE tokens have been acquired by the Assistance Fund and permanently removed from circulation, representing 4.7% of the total initial supply. This mechanism links protocol fee revenues directly to open-market HYPE purchases and, if protocol transaction volumes grow, may contribute positively to demand for HYPE tokens. No assurance can be given, however, as to the effect of this mechanism on the market price of HYPE.

Overview of the HYPE Token

HYPE is the native token of the Hyperliquid ecosystem. It is used for governance, staking, fee payment, protocol incentives, and collateral across the Hyperliquid infrastructure. As of August 23, 2026, HYPE is among the top ten network tokens by market capitalization as reported by CoinMarketCap.com.

The HYPE token was launched in November 2024 via the Genesis airdrop event on November 29, 2024, distributing 31% of the total supply to approximately 100,000 eligible users based on prior protocol activity. The total supply of HYPE tokens is capped at 1 billion, with no further HYPE tokens currently expected to be issued beyond this cap.

Token Supply and Allocation

The maximum supply of 1 billion HYPE tokens has been allocated as follows:

•
38.9% (388 million HYPE tokens) — Reserved for future emissions and community rewards, subject to cliff vesting.
•
31.0% (310 million HYPE tokens) — Distributed unlocked through the Genesis airdrop event on November 29, 2024.
•
23.8% (238 million HYPE tokens) — Allocated to core contributors, subject to a lock-up with monthly vesting commencing November 2025, continuing through 2027-2028.
•
6.0% (60 million HYPE tokens) — Reserved for the Hyper Foundation budget, not subject to a public lock-up schedule.
•
0.3% (3 million HYPE tokens) — Allocated for community grants (no public lock-up schedule disclosed).
•
0.012% (approximately 120,000 HYPE tokens) — Allocated for specific initiatives including HIP-2, currently unlocked.

As of August 23, 2026, HYPE had a circulating supply of approximately 235.0 million tokens out of a total supply of 1 billion tokens, based on information from by Hypeburn.fun and the Hyperliquid blockchain. The HYPE token is the native gas token for the HyperEVM, and both base fees and priority fees are burned for every transaction. To date, transaction fees have burned approximately 0.1% of the total supply, according to publicly available data.

The combination of a fixed maximum supply of 1 billion HYPE tokens, the protocol’s Assistance Fund buyback mechanism, and the gas burn mechanics may result in a decline in the circulating supply of HYPE over time. This would contribute to deflationary pressure on circulating supply. The precise timing and magnitude of any such trend cannot be predicted and no assurance can be given that a decline in circulating supply will result in any increase in the market price of HYPE.

Token Utility

HYPE serves multiple utility functions within the Hyperliquid ecosystem, including:

•
Staking and Network Security: HYPE holders can stake tokens to validators under the delegated proof-of-stake (DPoS) model, earning staking rewards while contributing to network security and consensus. Staking also provides tiered trading fee discounts and unlocks governance voting rights.
•
Governance: HYPE enables on-chain governance, allowing holders to propose and vote on protocol upgrades, parameter adjustments, validator selection, and other network decisions through HIPs.
•
HIP-3 Perpetual Markets: HYPE serves as the required collateral and incentive mechanism for permissionless perpetual markets deployed under HIP-3. Deployers must bond HYPE to create new markets, and staked HYPE plays a central role in the protocol’s economic security.
•
HIP-4 Event and Prediction Markets (anticipated): HYPE is expected to serve as collateral and settlement currency for HIP-4 outcome contracts, enabling prediction markets and event-based financial products.
•
DeFi and Ecosystem Participation: On HyperEVM, HYPE is used for liquidity provision, yield strategies, liquid staking derivatives (such as kHYPE via Kinetiq), cross-network bridging, and accessing premium features across the broader Hyperliquid DeFi ecosystem.
•
Transaction Fee Payment: HYPE is the gas token for transactions on the HyperEVM. Base fees and priority fees denominated in HYPE are burned upon each transaction, creating ongoing deflationary pressure.

As the Hyperliquid protocol continues to evolve through additional HIPs and ecosystem development, the utility functions of HYPE may expand across trading, governance, collateral, and application-layer use cases, though no assurance can be given as to the nature or timing of any such developments.

Token Transaction Lifecycle

The lifecycle of a HYPE token transaction begins with user initiation. A user connects a wallet and deposits tokens into the Hyperliquid ecosystem through a relevant interface, specifying details such as recipient address, amount, and transaction type, signed with a private key. Any proposed and signed transaction is broadcasted to the Hyperliquid network, where it enters the mempool and awaits validation by network nodes. Validators using the HyperBFT consensus mechanism then validate the transaction — verifying sufficient balance, correct signatures, and other parameters — in near-real time with sub-second finality. Upon validation, the transaction is added to a block. The transaction record is immutable upon inclusion in the blockchain’s distributed ledger and is reflected in the user’s wallet balance, with any associated fees deducted in HYPE tokens.

Emissions and Inflation

Staking rewards for HYPE tokens are sourced from the protocol’s sustainable emissions reserve, with the reward model designed after Ethereum’s staking economics. The annual staking reward rate is dynamically calculated to be inversely proportional to the square root of the total number of HYPE tokens staked across the network. Rewards accrue every minute and are distributed daily to stakers, with automatic restaking and redelegation to compound rewards. As of August 23, 2026, with approximately 436.17 million HYPE tokens staked, with an approximate net annualized staking reward rate of 2.19%.

This emissions model, in combination with the Assistance Fund’s continuous buyback mechanism and the HyperEVM fee burn, is designed to limit inflationary pressure on the circulating supply of HYPE while supporting long-term network participation. No assurance can be given that this design will achieve its intended effect or that the rate of inflation will not increase.

Company Strategy

The Company’s primary strategic objective is to benefit from the growth of the Hyperliquid ecosystem directly through ownership of HYPE tokens, through income earning activities related to Hyperliquid, or indirectly by fostering growth of the Hyperliquid ecosystem.

As part of this, the Company accumulates HYPE tokens on behalf of its stockholders and to participate in the Hyperliquid ecosystem over the long term. The Company intends to implement this objective by using current available cash as well as any future capital-raising transactions to accumulate HYPE, the native token of the Hyperliquid ecosystem.

In addition to its HYPE token accumulation strategy, the Company seeks to generate income through the selective deployment of its HYPE holdings. The Company’s current primary income-generating activity is staking substantially all of its HYPE holdings, which the Company expects will generate ongoing staking rewards. To a lesser degree, secondary income-generating activities may include appropriate DeFi-related activities within the Hyperliquid ecosystem. Any non-staking DeFi-related activities will only be undertaken after thorough internal reviews and assessments — including legal, operational, risk, and compliance reviews — confirming that the Company’s principal HYPE holdings will not be affected.

On an opportunistic basis, the Company may selectively deploy a portion of its HYPE holdings or future capital-raising proceeds into mergers and acquisitions involving businesses operating within or related to the Hyperliquid ecosystem. The Company may consider acquiring other digital asset treasury companies holding HYPE positions or entities that directly contribute to or operate within the Hyperliquid blockchain and its DeFi infrastructure.

The Company's strategy provides investors with a means of obtaining exposure to the Hyperliquid ecosystem through its direct HYPE token ownership, its deployment of HYPE tokens to generate additional income, and its engagement with the Hyperliquid ecosystem.

As captured in the Company’s Treasury Strategy Policy Handbook (the “Treasury Strategy Policy”), the Company pursues this objective through a disciplined three-pillar treasury strategy consisting of capital raising, capital allocation, and capital deployment.

Capital Raising Framework

The Company seeks to raise capital primarily through the issuance of the Company Common Stock in registered public offerings, at-the-market (“ATM”) programs, or other equity transactions when it believes its shares are trading at a premium to its market net asset value (“mNAV”) ratio, which we define as the ratio of the Company’s total market capitalization to its net asset value (“NAV”), with NAV calculated as the reported stockholders’ equity of the Company, adjusted to reflect, among other things, (i) the fair market value of the Company’s HYPE token holdings as of the applicable measurement date, (ii) the net proceeds of any capital raises completed after the most recent balance sheet date, and (iii) the cost of any HYPE tokens acquired after the most recent balance sheet date. The Company may also, from time to time, consider selling HYPE tokens to replenish working capital or to fund share repurchases when it determines that the market price of HYPE exceeds its internal estimate of the token’s fundamental long-term value.

All capital-raising decisions are made by the Company’s Treasury Committee — comprised of the Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer — and are subject to Company Board oversight. Equity sales generally require an mNAV above an established target ratio, while HYPE token sales are conditioned on the Company’s assessment that the prevailing market price exceeds fundamental value.

The Company will not conduct equity sales while an active share repurchase program is in effect, and maintains strict policies to ensure compliance with applicable securities laws, including Regulation FD and applicable blackout periods.

Capital Allocation Framework

The Company maintains a structured capital allocation framework that categorizes its treasury assets into three primary reserves:

•
Working Capital Reserve (“WCR”): Liquid assets held to cover projected operating expenses for at least 12 months. This reserve is non-deployable for treasury strategy purposes and is held primarily in cash, short-term U.S. Treasury securities, and approved stablecoins.
•
Cash Reserve (“CR”): Cash proceeds from recent capital raises that have not yet been deployed into HYPE. This reserve is dynamic and is managed to preserve capital while remaining available for rapid deployment.
•
HYPE Holdings: The core treasury asset, consisting of spot HYPE tokens accumulated through deployment activities.

The Company regularly reviews and rebalances its reserves to ensure adequate liquidity and to manage counterparty and concentration risks. All material allocations are subject to review by the Treasury Committee and, where appropriate, the Company Board.

Capital Deployment Framework

The Company deploys capital with the objective of increasing HYPE exposure per share of the Company Common Stock over time. Deployment decisions are guided by two primary conditions:

•
The Company will consider purchasing HYPE tokens when it believes the market price is below its internal estimate of the token’s fundamental long-term value, based on a forward-looking valuation framework that incorporates on-chain metrics, relevant valuation multiples, ecosystem growth trends, peer valuations, and other factors.
•
The Company will consider repurchasing the Company Common Stock when its shares trade at a meaningful discount to mNAV, thereby increasing HYPE exposure per share through accretion.

All deployment activities are executed in accordance with pre-approved trading plans, best-execution principles, and strict market practice and compliance policies designed to minimize market impact and avoid any appearance of manipulation. The Company maintains robust counterparty due diligence, multi-signature controls, and real-time monitoring procedures for all deployment transactions.

This three-pillar framework is reviewed at least annually by the Company Board and is designed to ensure that all treasury strategy activities are conducted in a disciplined, transparent, and shareholder-aligned manner.

The Advisor Agreements

Pursuant to the Transaction Agreement, in connection with and at the Closing, the Company and Rorschach Advisors LLC (the "Advisor") entered into an Advisor Rights Agreement (the "Advisor Rights Agreement") and an Advisory Agreement (the "Advisory Agreement", together with the Advisor Rights Agreement, the "Advisor Agreements").

Pursuant to the Advisor Rights Agreement, among other things, for so long as the Advisor and its affiliates continue to own at least 10% of the total number of shares of our Common Stock held by the Advisor as of immediately following the Closing (the “Minimum Holding Condition”), the Advisor will have the right to nominate a number of persons (the “Advisor Directors”) to the Company Board equal to the result of (rounded up to the nearest whole number) (a) the percentage determined by dividing (i) the number of shares of Common Stock beneficially owned by the Advisor (together with its affiliates) (on an “as-converted” and “as exercised” basis and without applying any “blocker” provisions limiting the exercise or conversion of any securities held by any such person) by (ii) the total number of shares of Common Stock then outstanding (on an “as-converted” and “as exercised” basis), multiplied by (b) the then current size of the Company Board (counting, for purposes of such determination, all vacancies as filled), but in any event at least one director, who shall be the Chairman of the Company Board. In addition, for so long as the Minimum Holding Condition is satisfied, we will take all necessary action to cause the Company Board to be comprised of at least five directors, including the Advisor Directors, and to consist of the requisite number of directors meeting the independence requirements of the Nasdaq Stock Market (or other securities exchange on which the Common Stock is then listed).

The Advisor Rights Agreement also provides the Advisor with certain information rights. It also subjects the (i) 7,761,860 shares (the “Advisor Issued Shares”) of Common Stock of the Company and (ii) up to 27,394,800 shares of the Common Stock of the Company (the “Advisor Warrant Shares”; together with the Advisor Issued Shares, collectively, the “Advisor Shares”) issuable upon the exercise of 27,394,800 warrants of the Company issued to the Advisor (the “Advisor Warrants”) to lock-up restrictions applicable, subject to certain exceptions, for a period ending on the earlier of (x) the first anniversary of the Closing Date, (y) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property, or (z) with respect to any securities subject to the lock-up, the date on which the last sale price of the Common Stock equals or exceeds an amount per share of Common Stock equal to 150% of the price (or deemed price) for which the Advisor acquired such securities for any 20 trading days within any 30 trading day period.

Pursuant to the Advisory Agreement, the Advisor has agreed to use commercially reasonable efforts to provide to us with certain technical advisory services related to the digital asset ecosystem, including Hyperliquid and related digital assets, developments in digital asset industries, the selection of third-party vendors with respect to asset management and related digital asset services and other strategic advice regarding digital assets treasury operations for a term of five years (subject to earlier termination under certain circumstances). The Advisory Agreement provides that, unless otherwise agreed by Advisor and subject in all respects to applicable law, in the event that we raise equity or equity-linked financing during the term, the Advisor will be entitled to receive grants of equity in the form of (a) shares of Common Stock equal to 5% of the number of shares of Common Stock issued or issuable pursuant to such financing and (b) warrants to purchase an aggregate number of shares of Common Stock equal to 15% of the number of shares of Common Stock issued or issuable pursuant to such financing, in substantially the same form as the Advisor Warrants, or as otherwise may be agreed by us and the Advisor. The Advisor has waived its right to receive such additional equity grants on account of any equity or equity-linked financing consummated by the Company following the Closing, unless and until it revokes such waiver with respect to future financings. The Advisor shall also be entitled to receive such additional compensation, if any, as may be approved by the Company Board.

At the Closing, pursuant to the terms of the Transaction Agreement, the Company issued 7,761,860 Advisor Issued Shares and 27,394,800 Advisor Warrants to the Advisor.

Sources and Uses of Capital for HYPE Accumulation

The Company received gross cash proceeds of approximately $299.9 million from the Closing PIPE. In addition, investors contributed approximately 12.5 million HYPE tokens at the Closing of the Transactions.

In addition to the Closing PIPE, the Company has established the Equity Facility, providing capacity to sell up to $1.0 billion of Company Common Stock, and continues to evaluate additional capital-raising opportunities. Proceeds from the Transactions and any other capital-raising activities are held in U.S. dollars until deployed in accordance with the Treasury Strategy Policy.

The Company intends to deploy proceeds from the Closing PIPE along with proceeds from other capital raising activities, subject to retaining a cash reserve sufficient to cover working capital requirements equal to 12 to 24 months of projected operating expenses.

HYPE Token Holdings

As of August 23, 2026, the Company holds approximately 29.4 million HYPE tokens, based on the deployment of proceeds from the Closing PIPE and other capital-raising activities, together with the approximately 12.5 million HYPE tokens received in the Contribution. The Company’s HYPE balance is tracked on its website (hypestrat.xyz), updated weekly with a one-week delay in underlying data. The Company believes its current HYPE holdings represent the largest holdings of any U.S. public company.

HYPE Staking Strategy

The Company stakes substantially all of its total HYPE token holdings, subject to ongoing risk assessments and market conditions, in order to generate staking rewards and participate in the security and consensus of the Hyperliquid network. The Company’s staking program prioritizes security, liquidity, and compliance.

Mechanics of Staking

Staking HYPE tokens refers to the process by which holders of HYPE lock or delegate their tokens to support the security, consensus, and operations of the Hyperliquid network, in exchange for potential rewards and other benefits. This mechanism is integral to the protocol’s delegated proof-of-stake (“DPoS”) consensus model, known as HyperBFT, which supports distributed validation of transactions and block production.

At present, staking HYPE tokens occurs exclusively within the HyperCore infrastructure. To initiate staking, a staker must first transfer HYPE tokens from a spot account to a dedicated staking account. This transfer is instantaneous and incurs no fees. Once in the staking account, the staker delegates its HYPE tokens to one or more validators — entities responsible for producing blocks and participating in consensus. Delegation is flexible, allowing stakers to allocate tokens across multiple validators without restriction.

Each delegation is subject to an initial one-day lock-up period, during which the tokens cannot be undelegated. After this period, stakers may partially or fully undelegate at any time, with the undelegated balance immediately returning to the staking account for potential redelegation or withdrawal.

Staking Rewards

Staking rewards are calculated on-chain, where the annual reward rate is inversely proportional to the square root of the total HYPE tokens staked across the network. For example, at a total staked amount of 436.17 million HYPE, the estimated net annualized reward rate was 2.17% as of August 23, 2026. Rewards accrue every minute and are distributed daily, with automatic compounding by redelegation to chosen validators. These rewards are funded from the protocol’s future emissions reserve.

Staking rewards are received in the form of HYPE tokens, which are added to the Company’s treasury holdings net of any fees paid to the validator of the staking node. Staking also confers governance rights, enabling participation in on-chain decisions, including voting to jail underperforming validators.

Fee Discount Tiers

Staking HYPE also provides tiered discounts on trading fees based on the amount of HYPE staked. These tiers, implemented effective May 5, 2025, are as follows:

•
Wood Tier: Greater than 10 HYPE staked — 5% discount on trading fees.
•
Bronze Tier: Greater than 100 HYPE staked — 10% discount on trading fees.
•
Silver Tier: Greater than 1,000 HYPE staked — 15% discount on trading fees.
•
Gold Tier: Greater than 10,000 HYPE staked — 20% discount on trading fees.
•
Platinum Tier: Greater than 100,000 HYPE staked — 30% discount on trading fees.
•
Diamond Tier: Greater than 500,000 HYPE staked — 40% discount on trading fees.

To the extent multiple orders are executed through the same trading wallet and order volumes accumulate in such trading wallets, volume-based fee discounts may also apply. As the Company’s execution strategies include executing orders through multiple trading wallets as well as executing orders through trading service providers, the relevant discount on trading fees received varies per order. To date, such discounts have ranged from no discount to 30%.

Company Validator Operations

On May 13, 2026, the Company launched a validator node on the Hyperliquid network under the name “Hyperliquid Strategies x Unit” (the “Validator”) and engaged Nexus Research Labs, Inc., parent of Unit Labs (the “Operator”), to provide technical validator operation services for the Validator (discussed below). The newly launched Validator operates within the HyperCore infrastructure and participates in the HyperBFT consensus mechanism, producing blocks and validating transactions alongside the network’s existing active validators. The Validator is able to accept delegations from third-party HYPE holders, deepening the Company’s participation in and contribution to the Hyperliquid ecosystem’s security and decentralization. The newly launched Validator operations are subject to the same performance standards, jailing criteria, and uptime requirements applicable to all Hyperliquid validators. The Operator is responsible for the day-to-day technical operation of the validator infrastructure under a service-level agreement with the Company under specific guidelines that were negotiated to ensure compliance with the Company’s staking risk management framework.

Under the validator agreement, the Operator develops, deploys, operates and maintains the Company’s validator infrastructure subject to customary service-level commitments, including uptime, security-patching and incident-response obligations, with periodic performance reporting. The Operator is obligated to reimburse the Company for slashing penalties and missed staking rewards resulting from the Operator’s breach of the service levels or its gross negligence, willful misconduct or fraud, subject to a customary liability cap. The agreement contains mutual indemnification provisions, has an initial one-year term that renews automatically for successive one-year terms unless either party elects not to renew on customary notice, and may be terminated by either party under customary circumstances. The Validator’s commission rate is currently 2%. The Operator is paid a service fee equal to a fixed percentage of that commission, and the Company retains the balance. The Company does not expect the amounts payable to it under this arrangement to be material to its revenues or financial results.

As of August 23, 2026, the Company staked approximately 21.3 million HYPE tokens, representing approximately 72.5% of its total staked HYPE, to the Validator, and delegated approximately 8.1 million HYPE tokens, representing approximately 27.5%, to Anchorage (which was the only third-party validator used by the Company as of that date). Also as of that date, third parties had delegated approximately 1.3 million HYPE tokens to the Validator, representing approximately 5.9% of the total HYPE staked to the Validator.

Staking Provider Selection

Since the establishment of the Validator in May 2026, the Company stakes the substantial majority of its HYPE tokens to the Validator. To the extent the Company stakes or delegates HYPE other than to the Validator, to date it has done so through Anchorage, its qualified custodian, which facilitates staking as part of the custody services it provides, under the arrangement described under “Custody of the Company’s HYPE Tokens” below. Anchorage has partnered with Figment to provide an institutional grade validator infrastructure, which provides staking services to the Company at a commission rate of 10%. The Company may unstake HYPE delegated to the Anchorage validator at any time with the ability to transfer any unstaked HYPE tokens subject to the seven day unlock period prescribed by the Hyperliquid protocol. The Company intends to continue to engage reputable third-party staking providers to facilitate staking operations, leveraging their specialized infrastructure and expertise in validator management. Criteria for selecting staking providers include regulatory compliance, a proven track record in secure staking services, insurance coverage for staked assets, transparent fee structures, integration with qualified custodians, and demonstrated uptime and performance in the Hyperliquid ecosystem.

The Company may engage multiple third-party staking providers to diversify risk and improve staking efficiency. Allocations among providers are determined based on quantitative and qualitative factors including historical performance metrics (yield rates, uptime, and slashing incidents), security and insurance coverage, fee competitiveness, integration compatibility with the Company’s custodian or custodians, and alignment with the Company’s risk management framework, including limits on concentration exposure to any single provider. Allocations are periodically reviewed and adjusted by the Company with the objective of maximizing risk-adjusted staking returns while maintaining the staking program’s focus on security and liquidity.

Staking Risk Management

To manage liquidity risks associated with staking, the Company implements the following risk management practices:

•
Diversifying delegations across multiple high-performing validators.
•
Monitoring validator metrics such as uptime, commission rates, and response times via blockchain analytics tools.
•
Conducting regular stress tests for scenarios including network congestion or reward rate declines.
•
Maintaining thresholds for automatic undelegation if validator performance falls below predefined benchmarks or if market volatility warrants increased liquidity.

The Company’s staking program may evolve based on regulatory developments, network upgrades, or changes in staking mechanics within the protocol, with all decisions properly reviewed, approved, and documented.

Validator Infrastructure

Validators operate within the HyperCore infrastructure, leveraging the HyperBFT consensus algorithm, which processes transactions in discrete rounds requiring signatures from a quorum — more than two-thirds of total staked HYPE — for commitment. The network currently has 27 active validators. Validators must self-delegate a minimum of 10,000 HYPE tokens to become eligible and may receive delegations from other HYPE holders, increasing their total stake and influence in consensus.

To become an active validator, an entity must meet technical requirements including minimum hardware specifications (at least 4 CPU cores, 32 GB RAM, and 200 GB disk space), operate using the protocol’s open-source node software, and achieve a position in the top 27 validators by total stake. Validator rewards are proportional to total stake and are modeled after Ethereum’s staking economics. Validators may impose commissions on delegator rewards, typically ranging from 1% to 5%, with increases capped at 1% per staking epoch to protect stakers.

Custody of the Company’s HYPE Tokens

The Company holds substantially all of its HYPE tokens in a custody account at a regulated digital asset custodian, and expects to continue to hold substantially all of its HYPE tokens in custody accounts at one or more well-regarded regulated digital asset custodians. As a result, the primary counterparty risk the Company is exposed to with respect to its HYPE token holdings is the performance obligations under the relevant custody arrangement or arrangements.

In light of the significant amount of HYPE tokens the Company holds, it expects to evaluate additional digital asset custodians to diversify custody of its HYPE tokens. The Company selected its current custodian, and intends to select any additional custodians, after undertaking a thorough due diligence process, evaluating factors including: (i) strict security protocols including multifactor authentication procedures, (ii) robust insurance coverage against risks such as cyberattacks, theft, loss, or operational failures, (iii) offline or “cold” storage of private keys, (iv) multi-signature custody controls, and (v) regulatory compliance credentials.

Substantially all of the Company’s HYPE tokens are currently held by Anchorage, a federally chartered digital asset bank and qualified custodian. The Company has entered into a master custody services agreement (the “Custody Agreement”) with Anchorage. Under the Custody Agreement, in consideration for Anchorage providing custody services, the Company pays fees depending on the assets under custody (“AUC”) tier, ranging from 13 annual basis points for AUC up to and under $250 million to 11 annual basis points for AUC greater than $250 million. The Custody Agreement also provides that Anchorage will offer staking validator services in exchange for a fee equal to 10% of the staking rewards earned by the Company from an Anchorage validator. The Custody Agreement has an initial term of three years and automatically renews for additional one-year terms unless either party provides at least 30 days’ notice prior to the end of the then-current term, subject to earlier termination for cause.

Under the Custody Agreement, private keys for HYPE tokens are maintained in offline cold storage using air-gapped hardware security modules (“HSMs”) distributed across secure locations. Anchorage’s custody approach includes segregated, bankruptcy-remote accounts that keep client assets separated from other assets and verifiable on-chain; and passwordless user authentication with biometric verification integrated with behavioral analytics and multi-factor authentication on pre-enrolled devices. Regulatory compliance is upheld through Anchorage’s status as a federally chartered digital asset bank, regular audits, and SOC 1 Type 2 certification.

The Company also conducts ongoing due diligence reviews during the custodial relationship to monitor the safekeeping of its HYPE tokens. As part of this process, the Company obtains and reviews its custodian’s Services Organization Controls reports and reviews relevant internal controls through a variety of methods.

The Company’s HYPE token accumulation transactions are executed primarily in coordination with reputable digital asset trading service providers, which may in certain cases be affiliated with the Company’s custodian. Counterparties that the Company has entered into execution agreements with to date include Flowdesk, Anchorage, Galaxy, IMC and Coinbase. To the extent that any service provider is affiliated with our custodian, conflicts of interest may arise. For more information, please see “Item 1A – Risk Factors — Risks Related to the Company’s Business – We face risks relating to the custody of our HYPE, including the loss or destruction of private keys required to access our HYPE, cyberattacks or other data loss relating to our HYPE, including smart contract related losses and vulnerabilities, and potential conflicts of interest.” The Company conducts extensive due diligence on counterparties’ compliance and risk infrastructure prior to engagement. Material agreement terms typically include best-execution obligations, capped fees, multi-signature custody with audit rights, indemnification for counterparty negligence, and termination rights. Where the Company utilizes affiliates of its HYPE custodian for transaction execution, it requires full transparency of counterparty actions, ethical walls, and independent oversight to ensure best execution and fair treatment.

The Company has negotiated contractual terms with its custodian, and expects to negotiate contractual terms with any additional custodians it may engage, that it believes establish, under existing law, that the Company’s property interest in custodied HYPE tokens is not subject to claims by the custodian’s creditors in the event the custodian enters bankruptcy, receivership, or similar insolvency proceedings.

Incidental Rights

The Company may have incidental rights to passively receive additional benefits or digital assets arising from its HYPE token holdings during events such as airdrops, hard forks, or similar events. While such events have the potential to create value for the Company, they may also introduce risks including security vulnerabilities, regulatory compliance issues, tax liabilities, and operational complexities. The Company intends to implement policies aimed at prioritizing security, compliance, and alignment with its overall treasury strategy. Key elements of these policies are expected to include:

•
General Principles: Ensuring the safety and security of the Company’s existing digital assets is the highest priority. The Company will not automatically support any fork, airdrop, or similar event, and any decision to claim or support new digital assets will be subject to a careful evaluation process.
•
Monitoring and Identification: The Company will actively track the Hyperliquid ecosystem for upcoming forks, airdrops, or similar events through official announcements, developer forums, and reliable crypto news sources.
•
Evaluation and Approval: The Company will assess the technical stability, security, regulatory compliance, and cost implications of any potential incidental event before determining whether to claim or support it. Any decision to support or claim an incidental asset will go through a formal internal approval process.
•
Claiming Process: The Company will work closely with its custodian or custodians to design and implement secure procedures for claiming, specifically directed at avoiding exposure to risks such as phishing or chain-specific vulnerabilities.
•
Compliance: The Company will ensure continued compliance with regulatory requirements, including legal, tax, and accounting rules, and will develop accounting guidelines for events that create valuation challenges.

•
Documentation: The Company will document all decisions, including rationales for supporting or declining events, to support audits and regulatory inquiries.

Government Regulation

The laws and regulations applicable to HYPE tokens and other digital assets are evolving and subject to interpretation and change. Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in jurisdictions such as the United States, transactions involving digital assets are subject to overlapping, uncertain, and evolving regulatory requirements. The application of state and federal securities laws and other laws and regulations to transactions involving digital assets is evolving and unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the operations or functionality of Hyperliquid, the price of HYPE tokens, or the ability of individuals or institutions such as the Company to own or transfer HYPE tokens.

The U.S. federal government, states, regulatory agencies, and foreign governments may enact new laws and regulations, or pursue regulatory, legislative, enforcement, or judicial actions, that could materially impact the price of HYPE tokens or the ability of individuals or institutions such as the Company to own or transfer HYPE tokens. Among recent significant regulatory developments:

•
On April 13, 2026, the staff of the Division of Trading and Markets of the SEC issued a statement, expressing its opinion that the Exchange Act does not require developers or operators of website, browser or mobile app interfaces to register as a broker-dealer, where the user interfaces are embedded in wallets or made available to assist user-initiated crypto asset securities transactions on blockchain protocols utilizing the user’s self-custodial wallet.
•
In July 2025, the U.S. House of Representatives passed the CLARITY Act, which — if ultimately enacted — would allocate jurisdiction between the SEC and CFTC with respect to digital assets and create a market-structure framework for digital commodities, seeking to resolve regulatory ambiguity regarding the meaning of “security” and “commodity” using a classification system under which more decentralized digital assets and secondary trading in digital assets would be regulated by the CFTC.
•
The U.S. Senate Committee on Banking, Housing, and Urban Affairs has been considering the Responsible Financial Innovation Act of 2025 (the “RFIA”), a comprehensive regulatory framework for digital assets, with the most recent amendment released on January 12, 2026, which remains under negotiation. The U.S. Senate Committee on Agriculture has also advanced the Digital Commodity Intermediaries Act (“DCIA”), which, like the CLARITY Act, would subject spot trading of digital assets classified as commodities to CFTC regulation.
•
The SEC and the CFTC launched “Project Crypto” in late 2025, a joint initiative aimed at harmonizing federal oversight and moving away from regulation by enforcement. In 2025, the SEC dropped or froze approximately 89 high-profile cryptocurrency enforcement cases. On March 17, 2026, the SEC issued an interpretive release clarifying the application of federal securities laws to certain crypto assets and related transactions, creating a new taxonomy system for classifying digital assets as digital commodities, digital collectibles, digital tools, stablecoins, or digital securities, and signaled potential rulemaking activities for creating exemptions and safe harbors for digital assets under federal securities laws.
•
In May 2025, the SEC issued a statement providing its view that certain staking activities on blockchain networks that use proof-of-stake protocols do not involve the offer or sale of securities under the Securities Act or the Exchange Act.
•
In January 2025, the SEC announced the formation of a “Crypto Task Force,” created to provide clarity on the application of federal securities laws to the crypto asset market.
•
The European Union adopted the Markets in Crypto Assets Regulation (MiCA), a comprehensive digital asset regulatory framework.
•
The United Kingdom adopted the Financial Services and Markets Act 2023, which regulates market activities in crypto assets.
•
China has declared all cryptocurrency transactions illegal and outlawed cryptocurrency mining.

Classification of HYPE as a Commodity

Neither the SEC nor any other U.S. federal or state regulator has publicly stated whether the HYPE token is a “security”, nor has any court addressed the status of the HYPE token under the U.S. federal securities laws or similar laws. Therefore, while we believe that the HYPE token is not a “security” within the meaning of the U.S. federal securities laws, and registration of the Company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) is therefore not required under the applicable securities laws, a regulator or federal court may determine otherwise. Our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that the HYPE token is a “security” or that transactions in HYPE tokens constitute “securities transactions,” which could require us to register as an investment company under the Investment Company Act.

This belief is premised, among other reasons, on the Company’s conclusion that HYPE does not meet the elements of the Howey test, is not a security, and is not bought and sold in securities transactions. Rather, the Company believes the HYPE token is a commodity not subject to U.S. securities laws.

In March 2026, the SEC issued an interpretive release addressing the application of U.S. federal securities laws to digital assets and transactions involving digital assets. The interpretive release describes “digital commodities” as digital assets intrinsically linked to and deriving their value from the programmatic operation of a functional crypto system and supply and demand dynamics, rather than from the expectation of profits from the essential managerial efforts of others. The release further notes that digital commodities do not have intrinsic economic properties conveying rights to future income, profits, or assets of a business enterprise, and are necessary to participate in or use certain aspects of the associated functional crypto system. The Company believes the characteristics of HYPE are consistent with this description. However, the interpretive release does not have the force and effect of law, and a regulator or court may reach a different conclusion.

CFTC Jurisdiction

The CFTC takes the position that some digital assets, including HYPE tokens, fall within the definition of a “commodity” under the Commodity Exchange Act of 1936, as amended (the “CEA”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital asset markets. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing — however, potential future legislation may expand the CFTC’s authority over spot digital asset transactions.

Investment Company Act

The Investment Company Act requires an issuer primarily engaged in the business of investing, reinvesting, or trading in securities to register as an investment company unless a valid exemption applies. The Company does not believe it is an “investment company” under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act, as it does not hold itself out as engaged primarily in investing, reinvesting, or trading in securities and does not own investment securities having a value exceeding 40% of total assets on an unconsolidated basis, given the Company’s position that HYPE tokens are not investment securities.

If the Company were deemed to be an investment company, restrictions imposed by the Investment Company Act — including limitations on issuance of different classes of stock, equity compensation, and transactions with affiliated persons — would likely make it impractical to continue the Company’s business as contemplated and could have a material adverse effect on the Company’s business, results of operations, financial condition, and prospects.

Employees

As of June 30, 2026, the Company had 5 employees.

Facilities

The principal executive offices of the Company are located at 477 Madison Avenue, 22nd Floor, New York, NY 10022, and the telephone number at that address is (212) 883-4241.

Item 1A. Risk Factors.

Investing in our Common Stock involves risk. You should carefully consider the risks described below as well as all the other information in this Annual Report, including the consolidated financial statements and the related notes included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event, the trading price of our Common Stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in this Item 1A, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following risks, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of our Common Stock or warrants and result in a loss of all or a portion of your investment:

•
HYPE is a highly volatile asset, and fluctuations in the price of HYPE may influence our financial results and the market price of our listed securities.
•
HYPE and other digital assets are novel assets and are subject to significant legal and regulatory uncertainty.
•
Our HYPE treasury strategy subjects us to enhanced regulatory oversight.
•
We plan to use a portion of our capital raised that is not required to provide working capital for our ongoing operations to acquire HYPE, which may adversely affect our financial results and the market price of our securities.
•
If we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.
•
HYPE is created and transmitted through the operations of the peer-to-peer Hyperliquid network, a decentralized network of computers running software following the HYPE protocol. If the Hyperliquid network is disrupted or encounters any unanticipated difficulties, the value of HYPE could be negatively impacted.
•
We face risks relating to the custody of our HYPE, including the loss or destruction of private keys required to access our HYPE and cyberattacks or other data loss relating to our HYPE, including smart contract related losses and vulnerabilities.
•
Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our HYPE holdings.
•
Unrealized fair value gains on our HYPE holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022.
•
Due to the unregulated nature and lack of transparency surrounding the operations of many HYPE trading venues, HYPE trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in HYPE trading venues and adversely affect the value of our HYPE.
•
The loss of, or inability to maintain or establish, banking relationships could adversely affect our business and our ability to execute our HYPE treasury strategy.
•
The governance structure of the Hyperliquid Network is concentrated, and protocol changes could be adopted without broad consensus, potentially adversely affecting the value of HYPE and our treasury holdings.

•
The Hyperliquid Network’s HyperBFT consensus mechanism is subject to specific attack vectors that could disrupt transaction finality or compromise the integrity of the blockchain, potentially resulting in the loss of or inability to access our HYPE holdings.
•
The failure or de-pegging of major stablecoins, particularly USD Coin (“USDC”), could disrupt Hyperliquid’s trading operations and cause a significant decline in the price of HYPE, adversely affecting the value of our treasury holdings.
•
The U.S. federal income tax treatment of our HYPE staking rewards is uncertain and evolving, and we could face material and unexpected tax liabilities as a result of staking activities.
•
The price of the Company Common Stock may be volatile and fluctuate substantially, which could result in substantial losses for holders of the Company Common Stock.
•
The Company management may invest or otherwise use the proceeds of any offering in ways with which you may not agree or in ways that may not yield a return.
•
Future sales and issuances of the Company Common Stock or rights to purchase common stock, including pursuant to the Equity Incentive Plan, could result in dilution and could cause the Company Common Stock price to fall.

Risks Related to the Company’s Business

HYPE is a highly volatile asset, and fluctuations in the price of HYPE may influence our financial results and the market price of our listed securities.

Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of HYPE decreased substantially, including as a result of:

•
decreased user and purchaser confidence in HYPE, including due to the various factors described herein;
•
transactional activities such as (i) activities of highly active retail and institutional users, speculators and holders or (ii) actual or expected significant dispositions of HYPE by large holders, including the expected liquidation of digital assets seized by governments or associated with entities that have filed for bankruptcy protection, or associated with tokens vested by the Hyperliquid core team;
•
negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, HYPE, Hyperliquid or the broader digital assets industry;
•
changes in consumer preferences and the perceived value or prospects of HYPE or the utility of Hyperliquid;
•
competition from other blockchains, centralized exchanges or decentralized exchanges that exhibit comparable or better speed, security, scalability or energy efficiency, or that feature other more favored characteristics;
•
competition from other digital assets that feature other more favored characteristics, are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
•
a decrease in the price of other digital assets, to the extent the decrease in the price of such other digital assets may cause a decrease in the price of HYPE or adversely affect investor confidence in digital assets generally;
•
developments relating to the Hyperliquid blockchain, including (i) changes to the Hyperliquid blockchain that impact its security, speed, scalability, usability or value, such as changes to the cryptographic security protocol underpinning the Hyperliquid blockchain, changes to the maximum number of HYPE outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, changes to its number of validators, and similar changes; (ii) failures to make upgrades to the Hyperliquid blockchain and the Hyperliquid interface to adapt to security, technological, legal or other challenges; and (iii) changes to the Hyperliquid blockchain that introduce software bugs, security risks or other elements that adversely affect HYPE;

•
disruptions, failures, unavailability, or interruptions in services of venues for acquiring HYPE;
•
the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants;
•
regulatory, legislative, enforcement and judicial actions that adversely affect access to, functionality of or performance of Hyperliquid or associated products such as cryptocurrency perpetual futures, the price, ownership, transferability, trading volumes, legality or public perception of, HYPE, Hyperliquid or other Layer 1 blockchains, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from (i) accessing HYPE or Hyperliquid or associated products or (ii) operating in a manner that allows them to continue to deliver services to the digital assets industry;
•
transaction congestion and fees associated with processing transactions on the Hyperliquid network;
•
macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions and fiat currency devaluations;
•
developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Hyperliquid blockchain becoming insecure or ineffective; and
•
changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, and the adverse impacts attributable to global conflicts, including those between Russia and Ukraine and in the Middle East.

Due to our adoption of a cryptocurrency treasury strategy and the potential perception by our investors that the value of our listed securities as dependent upon or linked to the value or change in the value of our HYPE holdings or the availability of HYPE to be readily purchased in the United States or elsewhere, we expect to see volatility in our stock price.

There is no assurance that HYPE will maintain its value in the long or intermediate term. In the event that the price of HYPE declines, the value of the Company Common Stock may decline proportionately. The price of HYPE has historically been, and is likely to continue to be, volatile. Since December 4, 2024 (the first date for which public information of the HYPE token price is available at TradingView.com) through August 23, 2026, the token price of HYPE, based on the price reported by TradingView.com as of 23:59 p.m. UTC on each day, has ranged from as low as $10.26 (April 6, 2025) to as high as $82.28 (August 23, 2026).

HYPE and other digital assets are novel assets and are subject to significant legal and regulatory uncertainty.

HYPE and other digital assets are relatively novel and are subject to significant legal and regulatory uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is evolving and unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the operations or functionality of Hyperliquid, the price of HYPE or the ability of individuals or institutions such as us to own or transfer HYPE.

•
The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of HYPE or the ability of individuals or institutions such as us to own or transfer HYPE. For example, within the past several years: there have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. For instance, on July 17, 2025, the U.S. House of Representatives passed the CLARITY Act, which—if ultimately enacted—would allocate jurisdiction between the SEC and CFTC with respect to digital assets and create a market-structure framework for digital commodities; the bill also seeks to resolve regulatory ambiguity regarding the meaning of “security” and “commodity” using a classification system under which more decentralized digital assets, and secondary trading in digital assets, would be regulated by the CFTC and initial offerings of more centralized digital assets would be regulated by the SEC. The U.S. Senate is also considering legislation that would provide a comprehensive regulatory framework for digital assets. The U.S. Senate Committee on Banking, Housing, and Urban Affairs released an initial discussion draft of the RFIA in July 2025, a second discussion draft in September 2025 and, on January 12, 2026, Chairman Tim Scott released a proposed amendment to the RFIA, which remains under negotiation. The RFIA proposes a comprehensive regulatory framework for digital assets aimed at clarifying jurisdiction, enhancing consumer protections and fostering innovation. It seeks to resolve whether digital assets should be regulated as securities or commodities by introducing the concept of “ancillary assets,” which include digital assets offered through the sale of an investment contract. The SEC would have jurisdiction over initial offerings of ancillary assets, but secondary trading in ancillary assets would be excluded from the definition of security. In addition, the U.S. Senate Committee on Agriculture, Nutrition, and Forestry has advanced the DCIA, which like the CLARITY Act, would subject spot trading of digital assets that are commodities to regulation by the CFTC. It is an open question as to how the Senate will proceed;
•
Between June 2023 and February 2025, the SEC has conducted a series of investigations and enforcement actions concerning entities it considered to be unregistered securities exchanges, including, for example, investigations into Uniswap Labs and OpenSea for allegedly operating unregistered securities exchanges; litigations against Payward Inc. and Payward Ventures Inc., together known as Kraken, for allegedly operating as an unregistered securities exchange, broker, dealer and clearing agency; litigations against Binance Holdings Ltd. (“Binance”) and Coinbase, and their respective affiliated entities, relating to assertions that each party was operating as an unregistered securities exchange, broker, dealer and clearing agency. The investigations into Uniswap Labs and OpenSea were closed in early 2025 and the litigations against Kraken, Binance and Coinbase were dismissed in 2025. These actions were followed by the launch of “Project Crypto” in late 2025 by the SEC and the CFTC, a joint initiative aimed to harmonize federal oversight, moving away from “regulation by enforcement.” Consequently, in 2025, the SEC dropped or froze approximately 89 high-profile cryptocurrency enforcement cases, signaling a reset in how the agency polices the market. While many of these investigations or enforcement actions were closed or dismissed, the SEC or other state, federal or foreign regulatory agencies may initiate similar actions in the future, which could materially impact the operations or functionality of Hyperliquid, the price of HYPE and our ability to own or transfer HYPE. For example, in April 2025, the State of Oregon brought a civil enforcement action against Coinbase for allegedly selling unregistered securities;
•
Since the formation of a “Crypto Task Force” by the SEC in January 2025 to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend policy measures to improve the regulatory environment for the digital asset industry, the SEC has taken a series actions to clarify its regulatory approach concerning the crypto asset market. In May 2025, it issued a statement providing its view that certain staking activities on blockchain networks that use proof-of-stake protocols do not involve the offer or sale of securities under the Securities Act or the Exchange Act; then on March 17, 2026, the SEC issued an interpretive release clarifying the application of federal securities laws to certain crypto assets and related transactions. This guidance created a new taxonomy system for classifying digital assets and signaled potential rulemaking activities for creating exemptions and safe harbors for digital assets under federal securities laws; on April 13, 2026, the staff of the Division of Trading and Markets of the SEC issued a statement, expressing its opinion that the Exchange Act does not require developers or operators of website, browser or mobile app interfaces to register as a broker-dealer, where the user interfaces are embedded in wallets or made available to assist user-initiated crypto asset securities transactions on blockchain protocols utilizing the user’s self-custodial wallet. These actions culminated in the SEC’s proposal to adopt “Regulation Crypto Assets” to create an offering regime specifically tailored to covered investment contracts involving crypto assets, which, if adopted, provide crypto projects with tailored pathways to U.S. capital formation while accommodating retail participation, broader distribution, secondary-market liquidity, and a potential transition away from investment contract status.

It is not possible to predict whether or when new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether or when any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and HYPE specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of HYPE, as well as our ability to hold or transact in HYPE, and in turn adversely affect the market price of our listed securities.

Our HYPE treasury strategy subjects us to enhanced regulatory oversight.

There has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. We have implemented and intend to maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering (“AML”), counter-terrorist financing and sanctions laws and regulations, including the economic sanctions programs administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and, to the extent applicable to our activities, the Bank Secrecy Act and the regulations of the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”). For the execution of HYPE transactions through trading desks, we work together with reputable digital asset trading service providers that have what we believe to be comprehensive and robust AML policies and procedures. In addition, we have adopted policies and procedures intended to help ensure AML compliance with respect to any potential HYPE transactions, including conducting comprehensive, enterprise-wide AML risk assessments, taking steps to identify and verify counterparties and their beneficial owners where transactions are conducted with identifiable counterparties, performing ongoing sanctions screening of counterparties and wallet addresses, monitoring transactions for suspicious activities, providing training to employees and directors, and managing third-party service provider risks through due diligence and contractual requirements. However, when we acquire HYPE by transacting directly on the Hyperliquid protocol rather than through an intermediated counterparty such as an over-the-counter trading desk, we transact with anonymous on-chain liquidity and cannot identify or conduct diligence on the ultimate source of the HYPE we acquire, and in those instances we are not able to conduct any form of counterparty risk assessment. If we are found to have purchased any of our HYPE from bad actors that have used HYPE to launder money, or from persons subject to sanctions, we may be subject to regulatory proceedings, fines or other civil or criminal penalties and reputational harm, and any further transactions or dealings in HYPE by us may be restricted or prohibited

We may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our HYPE holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our HYPE holdings. These types of HYPE-related transactions are the subject of enhanced regulatory oversight. These and any other HYPE-related transactions we may enter into, beyond simply acquiring and holding HYPE, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Increased enforcement activity and changes in the regulatory environment, including evolving or changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting HYPE, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in HYPE.

In addition, private actors that are wary of HYPE or the regulatory concerns associated with HYPE have in the past taken and may in the future take further actions that may have an adverse effect on our business or the market price of our listed securities. For example, it is possible that a financial institution could restrict customers from buying our securities if it were to determine that the value of our securities is closely tied to the performance of HYPE, signaling a reluctance to facilitate exposure to virtual currencies.

Absent federal regulations, there is a possibility that HYPE may be classified as a “security.” Any classification of HYPE as a “security” would subject us to additional regulation and could materially impact the operation of our business.

Neither the SEC nor any other U.S. federal or state regulator has publicly stated whether they believe that HYPE is a “security,” nor has any court addressed the status of HYPE under the U.S. federal securities laws or similar laws. Therefore, while (for the reasons discussed below) we believe that HYPE is not a “security” within the meaning of the U.S. federal securities laws, and registration of the Company under the Investment Company Act is therefore not required under the applicable securities laws, a regulator or federal court may determine otherwise. Our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that HYPE is a “security” which could require us to register as an investment company under the Investment Company Act.

We have implemented a process for analyzing the U.S. federal securities law status of HYPE and other cryptocurrencies as guidance and case law evolve. As part of our U.S. federal securities law analytical process, we take into account a number of factors, including the various definitions of “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. Our position that HYPE is not a “security” is premised, among other reasons, on our conclusion that HYPE does not meet the elements of the Howey test and thus is not a security nor bought and sold in securities transactions. Rather, we believe that HYPE is a commodity not subject to the U.S. securities laws.

In March 2026, the SEC issued an interpretive release addressing the application of U.S. federal securities laws to digital assets and transactions involving digital assets. The interpretive release does not supersede or replace the Howey test but rather sets forth how the SEC applies the Howey test to digital assets and transactions involving digital assets. The SEC states within the release that it classifies digital assets into five categories based on their characteristics, uses and functions: (1) digital commodities; (2) digital collectibles; (3) digital tools; (4) stablecoins; and (5) digital securities. The release also stipulates that the SEC believes that digital assets classified as digital commodities, digital collectibles and digital tools are not securities. In the release, the SEC explained that a “digital commodity” generally refers to a digital asset that is intrinsically linked to and derives its value from the programmatic operation of a crypto system that is functional, as well as supply and demand dynamics, rather than from the expectation of profits from the essential managerial efforts of others. It further noted that a digital commodity does not have intrinsic economic properties or rights, such as generating passive yield or conveying rights to future income, profits, or assets of a business enterprise or other entity, promisor or obligor. Additionally, the release stated that a digital commodity is necessary to participate in or use certain aspects of an associated functional crypto system. The programmed purpose of a digital commodity is to facilitate and incentivize the validation, ordering and confirmation of transactions on the associated functional crypto system, serve as a mechanism to maintain the functioning and/or security of the associated functional crypto system, and foster network effects. Accordingly, a digital commodity is integral to the operation of the associated functional crypto system. The SEC stated that digital assets classified as digital commodities are not securities because they do not constitute any of the financial instruments enumerated in the definition of “security” because, among other things, they do not represent a digitized form of any such instruments, including investment contracts.

Notwithstanding the foregoing, the release is an interpretive statement of the SEC and does not have the force and effect of law, does not create binding legal rights or obligations, and is not binding on courts or other regulatory authorities. The release also makes clear that the analysis of whether a digital asset or a transaction involving a digital asset constitutes a security remains dependent on the specific facts and circumstances, including the manner in which the asset is offered, sold, or promoted. Accordingly, a digital asset that is not itself a security, including a digital commodity such as HYPE, may nonetheless be offered or sold pursuant to an investment contract, and such transactions would be subject to the federal securities laws. Accordingly, the SEC, a court or another relevant entity could take a different view. Application of securities laws to the specific facts and circumstances of digital assets is complex, evolving and subject to change. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that HYPE, or any other digital asset we might hold is a “security.” As such, we are at risk of enforcement proceedings and lawsuits against us or others, which could result in potential injunctions, cease-and-desist orders, fines and penalties if HYPE is determined by a regulatory body or a court to be a security or to be bought and sold in securities transactions. Such developments would adversely affect our business, results of operations, financial condition, and prospects.

Due to the complexity and uncertainty of applying the federal securities and similar laws to digital assets, as well as the fact that different companies doing business in the digital asset industry take varying approaches to analyzing the security status of digital assets, other companies may from time to time reach different conclusions from us on the security status of a particular digital asset. Although we anticipate that these differences will narrow over time, if competitors conclude that they can hold digital assets in ways that we do not permit, then they may have business and revenue opportunities that are not available to us.

If we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

The Investment Company Act is intended to protect investors (for example, by preventing insiders from managing investment companies to their benefit and to the detriment of public investors), and it requires an issuer primarily engaged in the business of investing, reinvesting or trading in securities to register as an investment company, unless a valid exemption applies. Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an “investment company” if (i) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act since we believe HYPE is not an investment security. With respect to Section 3(a)(1)(A), we do not hold ourselves out as being engaged primarily or propose to engage primarily in the business of investing, reinvesting, or trading in securities within the meaning of such section. With respect to Section 3(a)(1)(C), we do not own or propose to acquire investment securities having a value exceeding 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our stockholders will not have the regulatory protections provided to investors in investment companies.

HYPE and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the Investment Company Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the Investment Company Act, which would increase the percentage of securities held by us for Investment Company Act purposes. The SEC has requested information from a number of participants in the digital assets’ ecosystem, regarding the potential application of the Investment Company Act to their businesses. For example, in an action unrelated to the Company, in February 2022, the SEC issued a cease-and-desist order under the Investment Company Act to BlockFi Lending LLC (“BlockFi”), in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding cash, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.

If we were deemed to be an investment company, Rule 3a-2 under the Investment Company Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the Investment Company Act at any given time. Furthermore, maintaining our status as a non-investment company or reliance on Rule 3a-2 could require us to take actions to dispose of securities and/or acquire other assets, which dispositions or acquisitions could be required to take place under unfavorable market conditions and could result in the incurrence of losses, and could limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations.

If we were to be deemed an investment company in the future, restrictions imposed by the Investment Company Act-including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons-likely would make it impractical for us to continue our business as contemplated, and would have a material adverse effect on our business, results of operations, financial condition, and prospects. In addition, if we were to become subject to the Investment Company Act, any violation of the Investment Company Act could subject us to material adverse consequences, including potentially significant regulatory penalties and the possibility that certain of our contracts would be deemed unenforceable. In such event, there would be no guarantee that we would be able to take actions to modify our operations to cease to be an investment company or to bring our operations into compliance with the Investment Company Act. Furthermore, any steps we are able to take to ensure future compliance with the Investment Company Act would not insulate us from liability for past violations. Any of these events could adversely affect our business, results of operations, financial condition, and prospects.

HYPE is created and transmitted through the operations of the peer-to-peer Hyperliquid network, a decentralized network of computers running software following the HYPE protocol. If the Hyperliquid network is disrupted or encounters any unanticipated difficulties, the value of HYPE could be negatively impacted.

If the Hyperliquid network is disrupted or encounters any unanticipated difficulties, then the processing of transactions on the Hyperliquid network may be disrupted, which in turn may prevent us from depositing or withdrawing HYPE from our accounts with our custodian or otherwise effecting HYPE transactions. Such disruptions could include, for example: the price volatility of HYPE; the insolvency, business failure, interruption, default, failure to perform, security breach, or other problems of participants, custodians or others; the closing of HYPE trading platforms due to fraud, failures, security breaches or otherwise; or network outages or congestion, power outages, or other problems or disruptions affecting the Hyperliquid network. For example, on July 29, 2025, Hyperliquid’s API servers experienced a significant spike in traffic, leading to the delay of orders being sent to the nodes for approximately 37 minutes. Hyperliquid has since resolved the issue and provided refunds to affected traders. While there was no hack or exploit, and the blockchain was unaffected, other digital asset networks have experienced more serious disruptions. If the Hyperliquid network is disrupted or encounters other unanticipated difficulties, the value of HYPE could be negatively impacted, which could adversely affect our business, results of operations, financial condition, and prospects.

In addition, digital asset validating operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for validating operations. Additionally, validators may be forced to cease operations during an electricity shortage or power outage.

We face risks relating to the custody of our HYPE, including the loss or destruction of private keys required to access our HYPE, cyberattacks or other data loss relating to our HYPE, including smart contract related losses and vulnerabilities, and potential conflicts of interest.

We currently hold substantially all of our HYPE with a regulated custodian, and we intend to continue to hold substantially all of our HYPE with one or more regulated custodians that have duties to safeguard our private keys. Our custodial services contracts will not restrict our ability to reallocate our HYPE among custodians, and our HYPE holdings may continue to be concentrated with a single custodian. Our HYPE is currently held by Anchorage, which is a qualified custodian as defined under the Investment Advisers Act of 1940. While Anchorage is a federally regulated entity, we will remain exposed to various risks as a result of our reliance on one or more third-party custodians to manage and hold our HYPE. Because substantially all of the Company’s HYPE tokens are currently held with a single custodian, our ability to access the HYPE tokens is driven by the custodian’s ability to comply with contractual requirements. In light of the significant amount of HYPE we anticipate that we will hold, we expect to seek to engage additional custodians to achieve a greater degree of diversification in the custody of our HYPE as the extent of potential risk of loss is dependent, in part, on the degree of diversification. However, multiple custodians may not be available or may utilize similar wallet infrastructure, cloud service providers or software systems, which could increase systemic technology risk.

If there is a decrease in the availability of digital asset custodians that we believe can safely custody our HYPE, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services, we may need to enter into agreements that are less favorable or take other measures to custody our HYPE, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. While we will conduct due diligence on our custodians and any smart contract platforms we may use, there can be no assurance that such diligence will uncover all risks, including operational deficiencies, hidden vulnerabilities or legal noncompliance.

Any insurance that may cover losses of our HYPE holdings may cover none or only a small fraction of the value of the entirety of our HYPE holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our HYPE. Furthermore, any such insurance that may be maintained by our custodians may be subject to aggregate limits and shared among all of such custodian’s customers, thereby reducing the coverage of losses with respect to our HYPE. In the event of a large-scale security incident, cyber-attack, or other loss event affecting multiple customers, the total claims could exceed the policy’s aggregate limit, leading to pro-rated or insufficient payouts that may not fully compensate us for our losses. Furthermore, these policies may exclude certain risks, such as losses from market volatility, smart contract failures, or internal errors, which may increase our exposure. As a result, inadequate or shared insurance could lead to significant unrecovered losses, materially adversely affecting the value of our treasury, our financial condition and results of operations.

Moreover, our use of custodians exposes us to the risk that the HYPE our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such HYPE. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we may maintain related to our HYPE. The legal framework governing digital asset ownership and rights in custodial or insolvency contexts remains uncertain and continues to evolve, which could result in unexpected losses, protracted recovery processes or adverse treatment in insolvency proceedings.

HYPE is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the HYPE is held. While the Layer 1 blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the HYPE held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the HYPE held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The HYPE and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities.

As part of our treasury management strategy, we may engage in staking, restaking, validating or other permitted activities that involve the use of “smart contracts” or decentralized applications. The use of smart contracts or decentralized applications entails certain risks including risks stemming from the existence of an “admin key” or coding flaws that could be exploited, potentially allowing a bad actor to issue or otherwise compromise the smart contract or decentralized application, potentially leading to a loss of our HYPE. Like all software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract or decentralized application. Smart contracts and decentralized applications may contain bugs, security vulnerabilities or poorly designed permission structures that could result in the irreversible loss of HYPE or other digital assets. Exploits, including those stemming from admin key misuse, admin key compromise, or protocol flaws, have occurred in the past and may occur in the future. Certain employees or vendors may also be vulnerable to physical or psychological coercion, commonly referred to as “wrench attacks,” as well as scams and social engineering tactics intended to obtain access to passwords or private cryptographic keys, in order to then effectuate the unauthorized transfer or theft of digital assets.

In addition, in certain cases our digital asset trading service providers may be affiliated with our custodians, which may give rise to conflicts of interest. For example, Anchorage also acts as one of the execution agents for our HYPE accumulation. Because the same provider both holds our digital assets in custody and executes our HYPE accumulation transactions, it may have less incentive to obtain best execution, the quality and pricing of our transactions may be less transparent, and the prices at which we acquire HYPE may be less favorable than they would be if custody and execution were performed by unaffiliated parties. Any of the foregoing could increase our acquisition costs and adversely affect our results of operations and the net asset value of our HYPE holdings.

Our business is subject to risks of loss from security breaches, hacks, and exploits affecting DeFi protocols and digital asset infrastructure.

The digital asset industry, including decentralized finance (“DeFi”) protocols and blockchain networks, has been, and will likely continue to be, targeted by malicious actors. In April 2026, two high-profile exploits highlighted these vulnerabilities. On April 1, 2026, Drift Protocol, a leading decentralized perpetuals exchange on Solana, was exploited for approximately $285 million through a months-long social engineering campaign that compromised the protocol’s administrative multi-signature controls and subsequently exploited oracle manipulation to drain assets using fictitious collateral. On April 18, 2026, Kelp DAO suffered a $292 million exploit involving its LayerZero-powered bridge, resulting in the theft of a significant portion of its rsETH supply and the propagation of losses across other blockchain networks. These incidents, among the largest DeFi exploits of 2026, demonstrate that even established protocols with substantial liquidity and user bases remain susceptible to sophisticated attacks involving smart contract vulnerabilities, cross-chain bridge exploits, social engineering, oracle manipulation, and compromised access controls.

The Company holds a material portion of its assets in HYPE tokens, which are staked on the Hyperliquid blockchain and held in custody with a qualified digital asset custodian. We also interact with custodians and third-party infrastructure as part of our treasury operations. Any security breach, exploit, or loss of assets on the Hyperliquid protocol or third-party services we rely on could result in the partial or total loss of our HYPE holdings, materially adversely affect our financial condition and results of operations, and cause a significant decline in the market price of our Common Stock. In addition, such events could erode market confidence in the broader digital asset ecosystem, reduce demand for HYPE, and lead to increased regulatory scrutiny of on-chain treasury strategies.

Although we implement various security measures, including multi-signature wallets and counterparty due diligence, there can be no assurance that these or future measures will be sufficient to prevent all losses from hacks, exploits, or other security incidents. The evolving nature of cyber threats, including increasingly sophisticated social engineering and cross-chain attacks, makes it difficult to fully anticipate or mitigate all risks.

We may be subject to risks arising from incidental rights to passively receive additional benefits or digital assets arising from our HYPE holdings during events such as airdrops, hard forks or similar events.

As a holder of HYPE, we may receive incidental rights to passively receive additional benefits or digital assets during events such as airdrops, hard forks or similar events. While these events can create value for the Company, such events may introduce risks, which could include security vulnerabilities, regulatory compliance issues, tax liabilities, and operational complexities. For example, airdrop events may cause increased levels of cyberattack, and in the event of a hard fork or similar blockchain event affecting the digital assets held in our treasury, such as the creation of a divergent chain, there is a risk that attacks, including replay attacks, could occur if the new chain does not implement adequate protection mechanisms. During an airdrop event, we will endeavor to ensure, and we expect that our custodian will endeavor to ensure, the legitimacy of the airdrop event through cross-checking of multiple sources, including official websites, and verify the accuracy of airdrop claim process details. Likewise, we will endeavor to evaluate and support only forks with robust security features, including replay protection. However, we cannot assure you that these efforts will be successful, in which case we could be exposed to significant financial losses, operational disruptions, liabilities and/or reputational harm.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our HYPE holdings.

Because we only recently initiated our HYPE treasury strategy, our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of HYPE. The price of digital assets have historically been subject to dramatic price fluctuations and is highly volatile. In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which we have adopted.

ASU 2023-08 requires us to measure our HYPE holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our HYPE in net income each reporting period.

ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our HYPE holdings. As a result, volatility in our earnings may be significantly more than what we experienced in prior periods.

Unrealized fair value gains on our HYPE holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022.

The United States enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. Unless an exemption applies, the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the Internal Revenue Service issued proposed regulations with respect to the application of the CAMT.

In connection with the implementation of our HYPE treasury strategy, we have adopted ASU 2023-08. ASU 2023-08 requires us to measure our HYPE holdings at fair value in our statement of financial position, with gains and losses from changes in the fair value of our HYPE recognized in net income each reporting period. When determining whether we are subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, our adjusted financial statement income must include this ratable amount in addition to any unrealized gains or losses reported in the applicable tax year. In 2025, the IRS released IRS Notice 2025-49 which allows for the deferral of these mark-to-market adjustments in the calculation of CAMT. With that said, this release is interim guidance rather than proposed or final regulations.

Accordingly, as a result of the enactment of the IRA and our adoption of ASU 2023-08, while we have current relief under IRS Notice 2025-49, until final guidance is released there is uncertainty as to whether this notice will become law, and as such we could become subject to the CAMT in future tax years. If we become subject to the CAMT, it could result in a material tax obligation that we would need to satisfy in cash, which could materially affect our financial results, including our earnings and cash flow, and our financial condition.

Due to the unregulated nature and lack of transparency surrounding the operations of many HYPE trading venues, HYPE trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in HYPE trading venues and adversely affect the value of our HYPE.

HYPE trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many HYPE trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in HYPE trading venues, including prominent exchanges that handle a significant volume of HYPE trading and/or are subject to regulatory oversight, in the event one or more HYPE trading venues cease or pause for a prolonged period the trading of HYPE or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

“Front-running” poses a significant risk in digital asset markets, where traders or automated bots exploit advance knowledge of pending large transactions, such as through visibility into blockchain mempools or order books, to execute trades ahead of others, thereby profiting at the expense of other participants and leading to unfavorable execution prices or slippage. The SEC and Department of Justice have addressed front-running in cryptocurrency contexts, including cases involving bots that manipulate trading activity on decentralized finance protocols or exploit algorithmic vulnerabilities, which can distort market fairness and increase costs for large buyers. Furthermore, security failures and operational problems at HYPE trading venues represent material risks; these include hacks, exploits, system outages, or smart contract vulnerabilities that may lead to substantial losses.

The SEC alleged as part of its June 5, 2023, complaint against Binance that Binance committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought actions against individuals and digital asset market participants alleging that such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the HYPE market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the HYPE market than is commonly understood. Any actual or perceived wash trading in the HYPE market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our HYPE.

Negative perception, a lack of stability in the broader digital currency markets and the closure, temporary shutdown or operational disruption of HYPE trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the HYPE ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in HYPE and the broader digital currency ecosystem and greater volatility in the price of HYPE. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase and Binance, two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. While the complaint against Coinbase was dismissed in February 2025, the complaint against Payward Inc. and Payward Ventures Inc. was dismissed with prejudice in March 2025, and the complaint against Binance was dismissed on May 29, 2025, the SEC or other regulatory agencies may initiate similar actions in the future. For example, in April 2025, the State of Oregon brought a civil enforcement action against Coinbase for allegedly selling unregistered securities. As the price of our listed securities may be affected by the value of our HYPE holdings, the failure of a major participant in the digital currency ecosystem could have a material adverse effect on the market price of our listed securities.

The concentration of our HYPE holdings could enhance the risks inherent in our HYPE treasury strategy.

The concentration of our HYPE holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our HYPE treasury strategy. Any future significant declines in the price of HYPE would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other blockchains and associated digital assets, including those with significant private or public sector backing, could have a negative impact on the price of HYPE and adversely affect our business.

As a result of our HYPE treasury strategy, our assets are concentrated in our HYPE holdings. Accordingly, the emergence or growth of digital assets other than HYPE may have a material adverse effect on our financial condition. There are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchains that do not use proof-of-stake consensus mechanism like the Hyperliquid network, or use different technical innovations that build upon or improve the proof-of-stake consensus mechanism. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If improved mechanisms for validating transactions on blockchains are perceived as superior to proof-of-stake, those digital assets could gain market share relative to HYPE.

Mathematical or technological advances, such as the development of quantum computers, could undermine the cryptographic algorithms that secure the Hyperliquid blockchain.

The Hyperliquid blockchain relies on cryptographic algorithms for address generation, transaction verification, and smart contract execution. Advances in quantum computing — for example, Microsoft’s February 2025 announcement of its Majorana 1 topological qubit chip — could eventually render certain current cryptographic methods vulnerable. While quantum computing capable of breaking widely used algorithms remains speculative and is generally expected to be years away, any such breakthrough could compromise the security of the Hyperliquid blockchain, allow unauthorized access to wallets holding HYPE, or otherwise impair normal operations.

Although various participants in the ecosystem are actively exploring and implementing quantum-resistant cryptographic solutions, there is no assurance that such upgrades will be developed, adopted, or implemented successfully or in a timely manner across the network. Any transition would likely require broad community consensus and could involve one or more blockchain forks. Failure to achieve consensus or to implement effective quantum-resistant measures could result in a loss of confidence in the Hyperliquid blockchain, reduced demand for HYPE, and adverse effects on the value of the Company Common Stock. Moreover, any perceived weakness in the cryptography underlying digital assets more broadly could negatively affect the market for HYPE and, in turn, the trading price of the Company Common Stock.

Proof-of-stake blockchains are a relatively recent innovation, and have not been subject to as widespread use or adoption over as long of a period of time as traditional proof-of-work blockchains.

Certain digital assets, such as Bitcoin, use a “proof-of-work” consensus algorithm. The genesis block on the Bitcoin blockchain was mined in 2009, and Bitcoin’s blockchain has been in operation since then. Many newer blockchains enabling smart contract functionality use a newer consensus algorithm known as “proof-of-stake.” While their proponents believe that they may have certain advantages, the “proof-of-stake” consensus mechanisms and governance systems underlying many newer blockchain protocols, including the Hyperliquid network, and their associated digital assets-including our HYPE holdings-have not been tested at scale over as long of a period of time or subject to as widespread use or adoption as, for example, Bitcoin’s proof-of-work consensus mechanism has. This could lead to these blockchains, and their associated digital assets, having undetected vulnerabilities, structural design flaws, suboptimal incentive structures for network participants (e.g., validators), technical disruptions, or a wide variety of other problems, any of which could cause these blockchains not to function as intended, lead to outright failure to function entirely causing a total outage or disruption of network activity, or to suffer other operational problems or reputational damage, leading to a loss of users or adoption or a loss in value of the associated digital assets, including our HYPE holdings. Over the long term, there can be no assurance that the proof-of-stake blockchain on which our HYPE holdings rely will achieve widespread scale or adoption or perform successfully; any failure to do so could negatively impact the price of HYPE and the value of our HYPE holdings.

The SEC may approve applications under Rule 19b-4 of the Exchange Act to list competing digital assets as exchange-traded products, which could reduce demand for, and the price of, HYPE and adversely impact the value of our HYPE holdings.

To date, the SEC has only approved applications under Rule 19b-4 of the Exchange Act to list spot digital asset exchange-traded products which hold Bitcoin, Ether and Solana. However, applications for competing digital assets have been filed and are currently pending, and there can be no guarantee the SEC will not one day approve any such application. If applications to list spot digital asset exchange-traded products, other than those which hold HYPE, are approved, to the extent such competing digital asset exchange-traded products come to represent a significant proportion of the demand for digital assets generally, demand for, and the price of, HYPE could be reduced.

Competition from the emergence or growth of other digital assets could have a negative impact on the price of HYPE and adversely affect the value of our HYPE holdings.

The digital asset market is highly competitive and rapidly evolving, with numerous alternative cryptocurrencies, blockchains, and decentralized finance (DeFi) platforms vying for market share in areas such as perpetual futures trading, staking, and on-chain liquidity provision, which are core to the Hyperliquid ecosystem and its HYPE token. As of August 23, 2026, HYPE was the seventh largest network token by market capitalization, as tracked by Messari, based on circulating market capitalization. As of August 23, 2026, digital assets tracked by CoinMarketCap.com had a total market capitalization of approximately $2.6 trillion (including the approximately $19.6 billion market cap of HYPE, based on circulating market capitalization), as calculated using market prices and total available supply of each digital asset. HYPE faces competition from a wide range of digital assets, including Bitcoin and Ether. Existing or emerging competitors could attract users and developers away from the Hyperliquid ecosystem by providing superior technology, lower fees, faster transaction speeds or broader ecosystem integrations, potentially eroding Hyperliquid’s market position and leading to reduced trading volumes, staking participation, and overall demand. Many consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms rather than open platforms like the Hyperliquid network. As 99% of

Hyperliquid’s revenues are currently allocated to the Assistance Fund for the repurchase of HYPE tokens, a decline in revenue could have a material impact on the demand for HYPE tokens. In addition, HYPE is supported by fewer trading platforms than more established digital assets, such as Bitcoin and Ether, which could impact its liquidity. In addition, the Hyperliquid network is in direct competition with other smart contract platforms, such as the Ethereum, Solana, Polkadot, Avalanche and Cardano networks. Competition from the emergence or growth of alternative digital assets or other smart contract platforms could have a negative impact on the demand for, and price of, HYPE, and thereby adversely affect the value of our HYPE holdings.

Investors may also invest in HYPE through means other than our securities, including through direct investments in HYPE and other financial vehicles, including securities backed by or linked to HYPE and digital asset treasury companies similar to us. Market and financial conditions, and other conditions beyond our control, may make it more attractive to gain exposure to HYPE through other vehicles, rather than our securities.

Commencement of vesting a large number of HYPE tokens in November 2025 may cause increased price volatility and downward price pressure on the HYPE token.

Commencing in November 2025, approximately 238 million HYPE tokens (representing 23.8% of the total current supply) allocated to core contributors began vesting on a monthly basis following a one-year lockup period after the Token Generation Event on November 29, 2024. Specific information on the amounts that will be vested and unlocked on a monthly basis, and the duration of the vesting and unlocking period, is not known to us. The vesting and unlocking of substantial HYPE tokens may introduce significant additional HYPE token supply into the market, which in turn may lead to increased selling pressure as unlocked HYPE tokens become available for transfer or sale by recipients, resulting in heightened price volatility, downward pressure on the HYPE token’s market value, reduced liquidity, or dilution of our treasury holdings’ proportional ownership of HYPE tokens. If core contributors or their affiliates dispose of substantial amounts of vested HYPE tokens in a short period, particularly during periods of market instability or low trading volume, it could exacerbate these effects, materially adversely impacting the value of our HYPE token assets, our financial condition, and the value of our securities.

Competition from central bank digital currencies and emerging payments initiatives involving financial institutions could adversely affect the price of HYPE and other digital assets.

Central banks in various countries have introduced digital forms of legal tender (“CBDCs”). China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. Central banks representing at least 130 countries have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, HYPE and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, HYPE. As a result of any of the foregoing factors, the price of HYPE could decrease, which could adversely affect the value of our HYPE holdings.

Our HYPE holdings will be less liquid than our cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the cryptocurrency market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our HYPE at favorable prices or at all. As a result, our HYPE holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Further, the HYPE we hold with our custodian or custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation.

Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered HYPE or otherwise generate funds using our HYPE holdings, including in particular during times of market instability or when the price of HYPE has declined significantly. If we are unable to sell our HYPE, enter into additional capital raising transactions, including capital raising transactions using HYPE as collateral, or otherwise generate funds using our HYPE holdings, or if we are forced to sell our HYPE at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Risks Associated with Staking HYPE.

Our staking of HYPE involves inherent risks, including:

•
Liquidity Risks: The 1-day delegation lock-up and 7-day unstaking queue (for transfers from staking to spot accounts) limit immediate access to tokens. This delay serves as a security measure to deter rapid unstaking that could facilitate consensus attacks but may hinder liquidity during periods of market volatility.
•
Validator-Related Risks: Rewards may be interrupted if a delegated validator is jailed for poor performance, such as inadequate response to consensus messages. Jailing requires a quorum vote (more than two-thirds of total stake) and halts block production and rewards during the period. While automatic slashing (permanent token loss) is not currently implemented for most offenses, it may apply to severe malicious acts like double-signing. Concentration of stake with unreliable or malicious validators could compromise network security.
•
Market and Economic Risks: The reward rate for staking is variable and decreases as total staked HYPE increases, potentially reducing staking rewards over time. HYPE token value is subject to significant fluctuations, as evidenced by a 20% surge in early 2025 amid ecosystem expansions, which could result in capital losses or opportunity costs. Staked tokens cannot be used for other activities, such as trading or lending, during lock-up periods.
•
Regulatory and Tax Risks: Staking rewards may be treated as taxable income in certain jurisdictions, and the evolving regulatory landscape for digital assets could impose restrictions, penalties, or reporting requirements on staking activities. The Protocol operates in a decentralized manner, but changes in securities laws, commodities laws, anti-money laundering regulations, or other governmental actions could adversely affect HYPE staking.
•
Technological and Operational Risks: Network upgrades, bugs, or external attacks could impact staking functionality. While the Protocol employs measures like HyperBFT consensus to mitigate these, no system is entirely risk-free.

Our staking program for HYPE tokens involves delegating to third-party validators on the Hyperliquid network, which exposes us to risks from on-chain penalty mechanisms that could result in lost rewards or, in severe cases, permanent token losses. Currently, automatic on-chain slashing is not implemented for standard staking activities in the Hyperliquid network, but penalties are enforced through a jailing system where validators failing to meet latency or response frequency requirements may be temporarily excluded from consensus participation upon a quorum of peer votes, preventing reward generation for delegators like us and imposing an opportunity cost through forgone yield. Slashing is reserved for malicious actions such as double-signing blocks. There is no information publicly available in relation to Hyperliquid network penalty percentages, triggers, or recovery processes.

Our staked HYPE holdings are subject to a 7-day unstaking queue, which allows time for social interventions or additional penalties, while jailed validators can unjail after remediation subject to rate limits, but without any mechanism to recover lost rewards. These factors could lead to reduced staking yields, temporary illiquidity, or material financial impacts if our selected validators underperform or engage in misconduct, adversely affecting the overall value of our treasury holdings and our ability to generate expected income from staking activities. As of

August 23, 2026, based on publicly available information, there have not been any incidents of slashing within the Hyperliquid network.

The Company does not guarantee any specific staking rewards or benefits from staking HYPE, and past performance is not indicative of future results.

If the Company or its third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to its HYPE, or if the Company’s private keys are lost or destroyed, or other similar circumstances or events occur, the Company may lose some or all of its HYPE and its financial condition and results of operations could be materially adversely affected.

Substantially all of the HYPE the Company owns is held in custody accounts at a U.S.-based institutional-grade digital asset custodian. Security breaches and cyberattacks are of particular concern with respect to the Company’s HYPE. While we are not aware of any security breaches to the HYPE network, other blockchain-based cryptocurrencies and the entities that provide services to participants in the HYPE ecosystem have been, and the HYPE network may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. In February 2025, approximately $1.5 billion of ether was stolen from the Dubai-based Bybit exchange. Bybit claims the hack occurred when the company was making a routine transfer of ether from an offline “cold” wallet to a hot wallet, with attacker suspected to be agents of North Korea exploiting security controls to gain control of the assets.

A successful security breach or cyberattack could result in:

•
a partial or total loss of the Company’s HYPE in a manner that may not be covered by insurance or the liability provisions of the custody agreement with any custodian who holds the Company’s HYPE;
•
harm to our reputation and brand;
•
improper disclosure of data and violations of applicable data privacy and other laws; or
•
significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether the Company is directly impacted, could lead to a general loss of confidence in the broader HYPE ecosystem or in the use of the HYPE network to conduct financial transactions, which could negatively impact the Company.

Attacks upon systems across a variety of industries, including industries related to HYPE, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. the Company may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to the Company’s systems and facilities, as well as those of its partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm the Company even if its systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and the Company may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of the Company’s operations or those of others in the HYPE industry, including third-party services on which the Company relies, could materially and adversely affect the Company’s financial condition and results of operations.

The Company will continue to incur increased costs as a result of operating as a public company and its management team will be required to devote substantial time to compliance initiatives.

As a public company, the Company is incurring, and will continue to incur, significant legal, accounting and other expenses that Rorschach did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and internal control over financial reporting and corporate governance practices. The Company’s management and other personnel are required to devote time to these compliance initiatives. Moreover, these rules and regulations increase the Company’s legal and financial compliance costs and will make some activities more time-consuming and costly.

The Company is subject to the reporting requirements of the Exchange Act, which requires, among other things, that the Company file with the SEC annual, quarterly and current reports with respect to the Company’s business and financial condition as well as other disclosure and corporate governance requirements. If the Company is not able to comply with the requirements in a timely manner or at all, the Company’s financial condition or the market price of the Company Common Stock may be harmed.

Among other things, the Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s compliance with these requirements will require that it incur substantial accounting and related expenses and expend significant management efforts. the Company may need to hire additional accounting and financial staff to comply with public company regulations. The costs of hiring such staff may be material and there can be no assurance that such staff will be immediately available to the Company.

Pursuant to Section 404 of the Sarbanes-Oxley Act, the Company will be required to furnish a report by its management on its internal control over financial reporting, which may include an attestation report on internal control over financial reporting issued by its independent registered public accounting firm. To the extent that the Company remains a “smaller reporting company”, it will not be required to include an attestation report on internal control over financial reporting issued by its independent registered public accounting firm. The Company will need to dedicate internal resources, potentially engage outside consultants, maintain a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite such efforts, there is a risk that neither it nor its independent registered public accounting firm, if required, will be able to conclude that its internal control over financial reporting remains effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company’s financial statements.

Moreover, if the Company identifies deficiencies in its internal control over financial reporting that are deemed to be material weaknesses or if the Company cannot provide reliable financial reports, prevent fraud and operate successfully as a public company, investors could lose confidence in the accuracy and completeness of the Company’s financial reports, its reputation and operating results may be harmed, the market price of the Company Common Stock could decline and the Company could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

Moreover, we do not expect that disclosure controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to detect or prevent error or fraud could materially adversely impact us.

Any of the foregoing occurrences, should they come to pass, could negatively impact the public perception of our company, which could have a negative impact on our stock price.

The loss of, or inability to maintain or establish, banking relationships could adversely affect our business and our ability to execute our HYPE treasury strategy.

Our ability to operate as a digital asset treasury company depends on access to banking services, including deposit accounts, wire transfer facilities, and other financial services necessary to fund HYPE purchases, pay operating expenses, service any indebtedness, and conduct day-to-day business operations. Financial institutions may be reluctant to provide banking services to companies whose primary assets consist of or whose business is closely associated with digital assets, including HYPE, due to regulatory uncertainty, reputational concerns, guidance from bank regulators, or internal risk management policies.

The digital asset industry has experienced significant disruptions in banking access in recent years. In March 2023, Silvergate Bank and Signature Bank — two of the primary banking partners for the digital asset industry — each failed and were placed into receivership. The closures significantly disrupted payment and settlement infrastructure for many digital asset businesses and their counterparties. While alternative banking relationships have since developed, there can be no assurance that these relationships will remain available to us or will not be similarly disrupted in the future.

If we are unable to establish or maintain banking relationships, or if our banking partners impose restrictions on our ability to transact, we may be unable to:

•
fund purchases of HYPE or execute our treasury strategy;
•
pay operating expenses, compensation, or other obligations in a timely manner;
•
receive proceeds from any capital markets transactions, including equity or debt offerings;
•
maintain access to our cash and liquid assets; or
•
service any indebtedness we may incur.

Any such disruption could materially and adversely affect our financial condition, results of operations, and our ability to continue our business as currently contemplated. In addition, the banking system has limited exposure to digital assets, and the failure of any financial institutions on which we rely — or any bank that serves as a counterparty or settlement institution to our custodians or trading partners — could also have an adverse effect on our business, even if we are not a direct customer of the affected institution. There can be no assurance that we will be able to identify or transition to alternative banking providers in a timely manner or on commercially acceptable terms in such circumstances.

The governance structure of the Hyperliquid Network is concentrated, and protocol changes could be adopted without broad consensus, potentially adversely affecting the value of HYPE and our treasury holdings.

The Hyperliquid Network is governed through a protocol upgrade mechanism known as the Hyperliquid Improvement Proposal (“HIP”) process. Under this framework, community members may propose changes to the Hyperliquid protocol through off-chain community forums, and such proposals are listed in the Hyperliquid GitBook HIP repository. Protocol changes are ultimately determined by validator votes, with the voting weight of each validator determined by the amount of HYPE staked with that validator. A proposal must obtain the support of at least two-thirds of total staked HYPE to pass.

This governance structure presents a number of material risks to us as holders of HYPE:

•
Concentration of Voting Power: Commencing in November 2025, approximately 238 million HYPE tokens allocated to the Hyperliquid Foundation and core contributors began vesting. As these tokens vest and are staked, the Foundation and core contributors may collectively control or significantly influence a majority of validator voting weight, and therefore have the ability to determine the outcome of protocol governance decisions. A concentration of governance power in the hands of insiders or affiliated parties could result in protocol changes that benefit those parties at the expense of other HYPE holders, including us.
•
Risk of Adverse Protocol Changes: because we hold HYPE as our primary treasury asset, changes to the Hyperliquid protocol could materially affect the value of our holdings. Among the categories of protocol change that could adversely affect us are:
•
changes to HYPE’s tokenomics, including the total supply cap, emission schedule, or vesting mechanics for core contributors;
•
changes to the fee structure of the Hyperliquid DEX, including the percentage of fees directed to the Assistance Fund for HYPE buybacks;
•
changes to staking economics, including reward rates, lock-up periods, slashing parameters, or validator jailing criteria;
•
changes to the Hyperliquid consensus mechanism or block structure that could alter network security properties; and
•
introduction of new governance tokens or economic rights that dilute the value of HYPE.
•
Lack of Formal Governance Protections: unlike publicly traded companies, the Hyperliquid protocol has no board of directors, shareholder rights plan, or other formal governance mechanism designed to protect the interests of minority token holders. There is no equivalent of fiduciary duty owed to HYPE holders. Protocol changes are not subject to independent review, regulatory approval, or external audit before implementation. Our ability to challenge or seek to reverse any such governance decision is limited. Any adverse protocol change, whether adopted in good faith or otherwise, could reduce the utility, demand, or value of HYPE and thereby materially adversely affect the value of our treasury holdings and the market price of the Company Common Stock.

The Hyperliquid Network’s HyperBFT consensus mechanism is subject to specific attack vectors that could disrupt transaction finality or compromise the integrity of the blockchain, potentially resulting in the loss of or inability to access our HYPE holdings.

The Hyperliquid Network uses a consensus algorithm known as HyperBFT, a variant of Byzantine Fault Tolerant (“BFT”) consensus that differs materially from the proof-of-work mechanism used by the Bitcoin network.

Unlike proof-of-work systems, which are vulnerable to so-called “51% attacks” requiring control of a majority of hash rate, the Hyperliquid Network’s BFT-based consensus mechanism has distinct and specific attack thresholds:

•
Liveness Attacks (Threshold: >1/3 of staked HYPE): A coalition of validators controlling more than one-third of the total staked HYPE could mount a “liveness attack” by refusing to participate in or blocking the consensus process. A successful liveness attack would prevent the network from achieving the quorum necessary to finalize new blocks, effectively halting transaction processing on the Hyperliquid Network. If such an attack were sustained, we could be unable to transfer, sell, stake, or otherwise access our HYPE holdings for as long as the attack persists.
•
Safety Attacks (Threshold: >2/3 of staked HYPE): A coalition controlling more than two-thirds of total staked HYPE could theoretically mount a “safety attack” — the most severe category of BFT consensus failure — by creating conflicting blocks and causing the network to accept an alternative transaction history. A successful safety attack could, in principle, allow attackers to reverse previously confirmed transactions, including transfers of HYPE, or to otherwise manipulate ledger state. While such an attack would require extraordinary coordination and would likely be apparent to network participants, there is no technical mechanism that makes it impossible.
•
Concentration Risk Associated with Token Unlock: As core contributor HYPE tokens vest and are staked, the distribution of staked HYPE among validators may shift materially. If the vesting and staking of these tokens results in a concentration of stake with a small number of validators or affiliated parties, the threshold for both liveness and safety attacks may effectively become more achievable. We cannot predict the staking behavior of core contributors following token unlock, and no public information is available regarding the allocation of HYPE among specific validators.
•
General Limitations of BFT Consensus: Although BFT consensus mechanisms are generally considered to have strong security properties under normal operating conditions, the security guarantees of BFT systems depend on the assumption that no more than one-third of validators are adversarial or unavailable at any given time. If this assumption is violated — whether by coordinated attack, validator failure, network partition, or other cause — the consensus guarantees of HyperBFT may not hold. There is limited operational history for the HyperBFT system at the scale and transaction volume of the current Hyperliquid Network, and previously undiscovered vulnerabilities may exist in its implementation. Any successful attack on the Hyperliquid Network’s consensus mechanism could result in significant disruption to the network, loss of confidence in HYPE, a material decline in the value of HYPE, and consequent adverse effects on the value of our treasury holdings and the market price of the Company Common Stock.

The failure or de-pegging of major stablecoins, particularly USDC, could disrupt Hyperliquid’s trading operations and cause a significant decline in the price of HYPE, adversely affecting the value of our treasury holdings.

The Hyperliquid perpetual futures trading platform relies primarily on USDC as the margin and settlement currency for open trading positions. USDC is a U.S. dollar-denominated stablecoin issued by Circle Internet Financial, LLC and is intended to maintain a 1:1 peg to the U.S. dollar through the holding of reserve assets. A significant portion of Hyperliquid’s total value locked, open interest, and daily trading activity is denominated in USDC.

The stability of USDC — and stablecoins generally — is subject to a number of risks, any of which could cause USDC to trade below its stated $1.00 peg (a so-called “de-peg”) or to become temporarily or permanently unavailable:

•
regulatory action by the SEC, CFTC, or other U.S. or foreign regulators classifying USDC as a security or requiring Circle to cease operations or limit USDC issuance;
•
failure of the reserve assets backing USDC, including bank deposits held at regulated financial institutions (as occurred during the temporary USDC de-peg in March 2023 when approximately $3.3 billion of USDC reserves were held at the then-failing Silicon Valley Bank);
•
smart contract vulnerabilities or operational failures in the USDC issuance or redemption mechanism; and

•
broader loss of confidence in U.S. dollar-backed stablecoins following any significant de-peg event.
•
A de-pegging or failure of USDC could disrupt trading activity on the Hyperliquid platform, including by:
•
causing widespread forced liquidations of leveraged positions denominated in USDC, generating extreme volatility and potential losses for liquidity providers, including the Assistance Fund;
•
halting or significantly reducing trading volume on the platform, thereby reducing fee revenue and impairing Assistance Fund buyback activity; and
•
triggering a broader loss of confidence in the Hyperliquid ecosystem and causing a sharp decline in the price of HYPE.

More broadly, a stablecoin crisis — regardless of whether USDC is directly implicated — could cause severe contagion across the digital asset markets, as demonstrated by the collapse of the TerraUSD (“UST”) algorithmic stablecoin in May 2022, which triggered a significant decline in the prices of most major digital assets, including assets that had no direct exposure to UST. Any such contagion could disproportionately affect HYPE, which has a smaller market capitalization and lower liquidity than Bitcoin or Ether, and could materially adversely affect the value of our treasury holdings and the market price of the Company Common Stock.

State-sponsored cyberattacks, including those attributed to North Korean threat actors, pose a heightened and specific threat to our HYPE holdings and our digital asset custodian, and any involvement of sanctioned entities in our HYPE transactions — even unknowingly — could expose us to OFAC enforcement action.

The digital asset industry is subject to a disproportionate level of cyberattack activity from sophisticated state-sponsored threat actors. In particular, the Lazarus Group and related organizations associated with the Democratic People’s Republic of Korea (“DPRK” or “North Korea”) have been responsible for a series of the largest and most technically sophisticated digital asset thefts in history. In February 2025, DPRK-affiliated hackers were attributed responsibility for the theft of approximately $1.5 billion in ether from the Dubai-based Bybit exchange — one of the largest digital asset thefts ever recorded. Prior notable incidents attributed to DPRK actors include the theft of approximately $625 million from the Ronin Network (Axie Infinity) in March 2022 and approximately $100 million from Harmony’s Horizon Bridge in June 2022.

These attacks pose a specific and heightened risk to the Company for two distinct but related reasons:

•
Direct Custodial and Counterparty Risk: Our HYPE is primarily held with an institutional custodian and transacted through digital asset trading venues and counterparties. Each of these parties is a potential target for state-sponsored cyberattack. A successful attack on our custodian — even if we are not the direct target — could result in the permanent loss of all or a portion of our HYPE. As described elsewhere in this Annual Report, digital asset custody losses may be uninsured or only partially insured, and there is no guarantee of recovery from a custodian following a state-sponsored attack.
•
OFAC Sanctions Compliance and Taint Risk: The U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) has sanctioned numerous digital asset wallet addresses associated with DPRK actors, the Lazarus Group, and other sanctioned entities. OFAC has signaled that receiving, holding, or transacting with digital assets that have passed through sanctioned addresses — even unknowingly and even through multiple intermediary transactions — may constitute a sanctions violation subject to civil or criminal penalties. Unlike fiat currency, which generally loses its taint through the banking system, digital assets on a public blockchain maintain a traceable transaction history, and assets with a history of passing through sanctioned addresses may be permanently “tainted” in the view of OFAC.

If any of our HYPE is determined to have passed through a sanctioned address, we could be subject to:

•
civil monetary penalties under the International Emergency Economic Powers Act (“IEEPA”) or the Trading with the Enemy Act (“TWEA”), which can be substantial even in cases of unknowing violations;
•
criminal prosecution in cases involving willful or knowing sanctions violations;

•
asset blocking or forfeiture orders requiring us to freeze or forfeit the affected HYPE; and
•
reputational harm and loss of banking or custodial relationships upon disclosure of any OFAC inquiry or enforcement action.

Any OFAC enforcement action against us, our custodian, or our counterparties could materially and adversely affect our business, financial condition, results of operations, and the market price of the Company Common Stock.

The patchwork of state money transmission laws and digital asset licensing requirements, including New York’s BitLicense regime, may impose compliance burdens on us or restrict our ability to conduct our HYPE treasury strategy in certain jurisdictions.

In addition to federal regulatory requirements, our HYPE treasury strategy may be subject to a complex and evolving patchwork of state-level laws governing money transmission and digital asset activities. The regulatory treatment of digital asset businesses under state law varies substantially across jurisdictions and may require us to obtain licenses or registrations before conducting certain HYPE-related activities.

•
New York BitLicense: The New York State Department of Financial Services (“NYDFS”) requires any person or entity engaged in “virtual currency business activity” involving New York or New York residents to obtain a “BitLicense” or to operate under a limited purpose trust charter. The BitLicense regime defines “virtual currency business activity” broadly to include, among other things, buying and selling virtual currency as a customer business, performing exchange services, controlling, administering, or issuing a virtual currency, and performing retail conversion services. The application process is lengthy and expensive, and NYDFS has broad discretion in granting or denying applications. Our Company is incorporated in Delaware and headquartered in New York, and there is a risk that NYDFS could take the position that certain of our HYPE treasury activities require BitLicense authorization.
•
State Money Transmission Laws: Forty-nine U.S. states and the District of Columbia have money transmission laws that may apply to digital asset activities. These regimes vary in their application to digital assets: some states have updated their money transmission laws to expressly address virtual currencies; others apply legacy money transmission frameworks to digital asset activities; and others have issued guidance or adopted new digital asset-specific statutes. Failure to obtain required state licenses could expose us to civil and criminal penalties, injunctive relief, and reputational harm.
•
Uniform Regulation of Virtual Currency Businesses Act: In July 2017, the Uniform Law Commission adopted the Uniform Regulation of Virtual Currency Businesses Act (“URVCBA”), a model law intended to establish a harmonized multi-state licensing framework for virtual currency businesses. As of the date of this Annual Report, only California, Louisiana, and Rhode Island have adopted legislation based on the URCVBA model. The limited adoption of a uniform framework means that we face ongoing regulatory fragmentation across state jurisdictions.
•
Potential Impact on Our Operations: If we are required to obtain money transmission licenses or digital asset business licenses in states where we conduct HYPE-related activities and are unable to do so, we may be required to limit or restructure our operations in those jurisdictions, engage third-party licensed intermediaries to execute HYPE transactions on our behalf, or cease certain activities involving HYPE altogether in the affected jurisdictions. Any such restriction could materially impair our ability to execute our HYPE treasury strategy and adversely affect our financial condition and results of operations.

The U.S. federal income tax treatment of our HYPE staking rewards is uncertain and evolving, and we could face material and unexpected tax liabilities as a result of staking activities, including ordinary income recognition at the time staking rewards are received.

We may engage in staking of our HYPE holdings, which involves delegating HYPE to validators on the Hyperliquid Network in exchange for staking rewards. The U.S. federal income tax treatment of staking rewards is subject to significant uncertainty:

•
IRS Revenue Ruling 2023-14: In July 2023, the Internal Revenue Service (“IRS”) issued Revenue Ruling 2023-14, in which it took the position that staking rewards received by a taxpayer who stakes cryptocurrency through its own validator node are includible in the taxpayer’s gross income at their fair market value at the time the rewards are received. While Revenue Ruling 2023-14 specifically addressed staking through a taxpayer’s own validator node, the IRS’s analysis suggests it would apply the same treatment to staking rewards earned through delegation to third-party validators, such as through our staking program on the Hyperliquid Network. If this interpretation is confirmed or extended, we would be required to recognize ordinary income equal to the fair market value of staking rewards at the time we receive them, regardless of whether we have sold or otherwise liquidated the rewards.
•
Interaction with ASU 2023-08 Mark-to-Market Accounting: We have adopted ASU 2023-08, which requires us to measure our HYPE holdings at fair value and to recognize gains and losses from changes in fair value in net income each reporting period. The combination of (i) mark-to-market accounting treatment for our existing HYPE holdings and (ii) ordinary income recognition for newly received staking rewards could result in a significant and unpredictable tax burden in years when the value of HYPE is rising. In such years, we could face both current tax obligations on unrealized appreciation in our HYPE treasury and ordinary income tax on staking rewards, potentially before we have the liquidity to satisfy these obligations without selling HYPE.
•
Corporate Alternative Minimum Tax: As described elsewhere in this Annual Report, unrealized fair value gains on our HYPE holdings could cause us to become subject to the CAMT under the Inflation Reduction Act of 2022. The potential inclusion of staking reward income in our adjusted financial statement income could independently contribute to or increase our exposure to the CAMT, compounding the overall tax burden associated with our HYPE treasury strategy.
•
Pending Guidance and Legislative Uncertainty: The IRS has not issued comprehensive guidance addressing all aspects of digital asset staking, including the determination of cost basis for staking rewards, the treatment of rewards received in-kind in the same token as the staked asset, the timing and valuation of rewards that are subject to lock-up periods, and the application of these rules to entities that stake through third-party validators rather than operating their own nodes. Pending Treasury regulations, once finalized, could establish rules that differ from our current tax reporting positions, potentially requiring us to restate prior period tax filings or to recognize additional income or gains. Additionally, Congress may enact legislation altering the tax treatment of digital asset staking rewards, and any such legislation could apply retroactively. The uncertainty surrounding the tax treatment of staking rewards requires us to make assumptions and estimates that may prove to be incorrect, resulting in material adjustments to our tax liabilities and financial results. Any material increase in our tax obligations as a result of staking activities or changes in the applicable tax rules could adversely affect our financial condition, liquidity, and results of operations, and could require us to sell a portion of our HYPE holdings to satisfy tax liabilities, which in turn could have an adverse effect on the market price of the Company Common Stock.

Risks Related to the Company’s Securities

The trading price and volume of the Company may be volatile.

The trading price and volume of the Company Common Stock may be volatile. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of the Company Common Stock. Many factors may impair the market for the Company Common Stock and the ability of investors to sell shares at an attractive price and could also cause the market price and demand for the Company Common Stock to fluctuate substantially, which may negatively affect the price and liquidity of the Company Common Stock. Many of these factors and conditions are beyond the control of the Company or the Company stockholders.

The Company stockholders may experience additional dilution in the future due to any exercise of existing warrants and any future issuances of equity securities in the Company.

The percentage ownership of the Company stockholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that the Company may grant to its directors, officers and employees. Such issuances may have a dilutive effect on the Company’s earnings per share, which could adversely affect the market price of the Company Common Stock.

It is expected that, from time to time, the Company Board will grant additional equity awards to employees and directors of the Company under the Company’s compensation and employee benefit plans. These additional equity awards will have a dilutive effect on the Company’s earnings per share, which could adversely affect the market price of the Company Common Stock.

In addition, the amended and restated certificate of incorporation (the “Company Charter”) authorizes the Company to issue, without the approval of stockholders, one or more classes or series of preferred stock having such designations, powers, preferences and relative, participating, optional and other special rights, including preferences over the Company Common Stock with respect to dividends and distributions, as the Company Board generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of the Company Common Stock. For example, the repurchase or redemption rights or liquidation preferences that could be assigned to holders of preferred stock could affect the residual value of the Company Common Stock.

The market price for the Common Stock of the Company may be affected by factors different from those that historically have affected or currently affect the Sonnet Common Stock.

The market price of the Company Common Stock may be influenced by a variety of factors that differ from those that have historically impacted or currently impact the Sonnet Common Stock. The business operations, financial condition, and prospects of the Company may differ significantly from those of Sonnet, and investors should be aware that the risks and uncertainties associated with the Company may not be the same as those previously associated with Sonnet.

In addition, the Company may be subject to new or additional risks as a result of the Transactions, including integration challenges, changes in management or business strategy, and exposure to new markets or regulatory environments. These factors, among others, could result in increased volatility or changes in the market price of the Company Common Stock that may not have been present with the Sonnet Common Stock prior to the Transactions.

Furthermore, the market’s perception of the Company, its growth prospects, and its ability to achieve anticipated synergies or financial results may also impact the trading price of the Company Common Stock. As a result, the market price of the Company Common Stock may fluctuate significantly and may be affected by factors unrelated to the historical performance of Sonnet Common Stock, which could adversely affect the value of your investment.

The price of the Company Common Stock may be volatile and fluctuate substantially, which could result in substantial losses for holders of the Company Common Stock.

The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. With the adoption of the new HYPE treasury strategy, we expect to see additional volatility. As a result of this volatility, you may not be able to sell the Company Common Stock. The market price for the Company Common Stock may be influenced by many factors, including:

•
HYPE treasury strategy;
•
regulatory or legal developments in the United States and other countries;
•
the recruitment or departure of key personnel;
•
actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•
variations in our financial results or those of companies that are perceived to be similar to us; and
•
general economic, industry and market conditions.

The Company management may invest or otherwise use the proceeds of any offering in ways with which you may not agree or in ways that may not yield a return.

The Company’s management will have broad discretion in the application of the net proceeds from any offering, including upon the exercise of the Advisor Warrants, and could use the proceeds in ways that do not improve its results of operations or enhance the value of the Company Common Stock. The failure by the Company’s management to apply these funds effectively could result in financial losses that could cause the price of the Company Common Stock to decline and delay the development of additional products and services in pursuit of its new HYPE strategy. Pending its use, the Company may invest the net proceeds in a manner that does not produce income or that loses value.

Future sales and issuances of the Company Common Stock or rights to purchase common stock, including by the exercise of the Advisor Warrants for Advisor Warrant Shares, and pursuant to the Equity Incentive Plan, could result in dilution and could cause the Company Common Stock price to fall.

Additional capital will be needed in the future to continue the Company’s planned operations. To the extent the Company raises additional capital by issuing equity securities, its stockholders may experience substantial dilution and some or all of the Company’s financial measures on a per share basis could be reduced. The Company may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner it determines from time to time. If the Company sells common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to the Company’s existing stockholders and new investors could gain rights superior to existing stockholders. Moreover, as the Company’s intention to issue additional equity securities becomes publicly known, the Company’s share price may be materially adversely affected.

Pursuant to the Advisory Agreements, the Company has issued 27,394,800 Advisor Warrants. The Advisor Warrants are exercisable for five years following the Closing, at an exercise price equal to (i) for one-third of the Advisor Warrants, $9.375, (ii) for one-third of the Advisor Warrants, $12.50 and (iii) for one-third of the Advisor Warrants, $18.75. We cannot predict when and if the Advisor Warrants may be exercised for the Advisor Warrant Shares. To the extent such Advisor Warrants are exercised, additional shares of the Company Common Stock will be issued, which will result in dilution to the holders of the Company Common Stock and increase the number of shares eligible for resale in the public market.

In addition, pursuant to the Equity Incentive Plan of the Company, the Company Board is authorized to grant stock options and other equity-based awards to its employees, directors and consultants, which equity-based awards would also cause dilution to its stockholders. If the Company Board elects to increase the number of shares available for future grant by the maximum amount each year, stockholders may experience additional dilution, which could cause the Company Common Stock to fall.

Failure by the Company to comply with the continued listing standards of Nasdaq could result in a delisting of the Company Common Stock.

If the Company fails to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist the Company Common Stock. Such a delisting would likely have a negative effect on the price of the Company Common Stock and would impair your ability to sell or purchase the Company Common Stock when you wish to do so. In the event of a delisting, the Company can provide no assurance that any action taken by the Company to restore compliance with listing requirements would allow the Company Common Stock to become listed again, stabilize the market price or improve the liquidity of the Company Common Stock, prevent the Company Common Stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Upon a potential delisting from Nasdaq, if the Company Common Stock is not then eligible for quotation on another market or exchange, trading of the shares could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it is likely that there would be significantly less liquidity in the trading of the Company Common Stock, decreases in institutional and other investor demand for the shares, coverage by securities analysts, market making activity and information available concerning trading prices and volume and fewer broker dealers willing to execute trades in the

Company Common Stock. Also, it may be difficult for the Company to raise additional capital if the Company Common Stock is not listed on a major exchange. The occurrence of any of these events could result in a further decline in the market price of the Company Common Stock and could have a material adverse effect on the Company.

The Company is not expected to pay dividends on the Company Common Stock and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of the common stock.

The Company has never declared or made any cash distribution to its equity holders. The expectation is that the Company will retain future earnings for the development, operation and expansion of the Company’s business and it does not anticipate declaring or paying any cash dividends for the foreseeable future. There is no guarantee that shares of the Company Common Stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

If equity research analysts do not publish research or reports or publish unfavorable research or reports, about the Company, its business or its market, its stock price and trading volume could decline.

The trading market for the Company Common Stock will be influenced by the research and reports that equity research analysts publish about it and its business. The Company does not have any control over the analysts or the content and opinions included in their research reports. The price of the Company Common Stock could decline if one or more equity research analysts downgrade the stock or issue other unfavorable commentary or research. If one or more equity research analysts cease coverage of the Company or fail to publish reports on it regularly, demand for its Common Stock could decrease, which in turn could cause the Company Common Stock price or trading volume to decline.

The Company is not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, exchange-traded funds and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. The Company is not currently subject to, and does not otherwise voluntarily comply with these laws and regulations. This means, among other things, that the execution of or changes to the Company’s HYPE strategy, its use of leverage, the manner in which its HYPE is custodied, its ability to engage in transactions with affiliated parties and its operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to the Company’s treasury reserve policy would require the approval of the Company’s board of directors, no stockholder or regulatory approval would be necessary. Consequently, the Company’s board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of its HYPE holdings or other activities the Company may pursue, and has the power to change its current policies, including the Company’s strategy of acquiring and holding HYPE.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Like many companies, we face significant and persistent cybersecurity risks. The small size of our organization and limited resources could exacerbate these risks. Our business strategy, results of operations, and financial condition have not, to date, been materially affected by risks from cybersecurity threats. During the reporting period, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.

In the ordinary course of our business, we collect and store sensitive data. To effectively prevent, detect, and respond to cybersecurity threats, we maintain a cyber risk management strategy, which is comprised of a wide array of policies, standards, architecture, processes, and governance. This strategy focuses on safeguarding the Company's digital assets and the cryptographic keys and systems that control them, protecting the Company's information systems and corporate data and securing all material non-public information. The Company assesses these risks when evaluating not only its own controls and processes but also when choosing various custodians, partners or vendors. Under the guidance and supervision of our Chief Executive Officer, we further limit risk by delegating certain aspects of our information technology and cybersecurity to a third-party IT consultant to safeguard our networks. Additionally, we store our data with reputable third-party cloud service providers that maintain their own security controls.

Despite being a small organization, we are committed to maintaining governance and oversight of these risks and to implementing standard operating procedures (“SOPs”) and training to help us assess, identify, monitor and respond to these risks. Employees are trained to avoid phishing emails, and our internal controls system is designed to mitigate the risk of fraudulent payments or unauthorized cryptocurrency transfers.

Governance

We aim to incorporate industry best practices for companies of our size and financial strength throughout our cybersecurity program. Our Company Board has ultimate oversight of cybersecurity risk. The Chief Executive Officer reports to the Company Board. Our Chief Executive Officer provides periodic updates to the Company Board on (1) any critical cybersecurity risks; (2) ongoing cybersecurity initiatives and strategies; (3) applicable regulatory requirements; and (4) industry standards. The Chief Executive Officer also notifies the Company Board of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.

Item 2. Properties.

The Company maintains its principal executive offices at 477 Madison Avenue, 22nd Floor, New York, NY 10022. Our facilities, which are leased, are adequate to meet our current needs.

Item 3. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Currently, we are not a party to any material legal proceedings or subject to any material claims.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is listed on the Nasdaq Capital Market under the symbol “PURR”.

Holders

As of August 23, 2026, there were 197,837,597 shares of Common Stock outstanding held of record by approximately 57 holders. Because many of the shares of our Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have not paid any cash dividends on our Common Stock to date. It is the present intention of the Company Board to retain all earnings, if any, for use in our business operations and, accordingly, the Company Board does not anticipate declaring any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On December 5, 2025, the Company Board authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $30 million of its Common Stock over a twelve-month period commencing December 5, 2025. Under the Repurchase Program, shares of Common Stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the Repurchase Program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Common Stock, general market and economic conditions and applicable legal requirements. There is no guarantee as to the number of shares that will be repurchased, and the Repurchase Program may be extended, suspended or discontinued at any time without prior notice at the Company’s discretion.

The Company did not make any purchases of our common stock during the period from March 31, 2026 through June 30, 2026.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is based on, and should be read in conjunction with our financial statements for the year ended June 30, 2026 and for the period from June 13, 2025 (inception) through June 30, 2025, which are included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. See the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” elsewhere in this Annual Report, and other factors that we have not identified.

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

Reverse Recapitalization and Sonnet Acquisition

On July 11, 2025, Sonnet, the Company, Rorschach, Sonnet Merger Sub Inc., and Rorschach Merger Sub LLC entered into the Transaction Agreement, pursuant to which, subject to the terms and conditions contained in the Transaction Agreement, (i) Rorschach Merger Sub LLC would merge with and into Rorschach with Rorschach surviving the merger as a direct wholly owned subsidiary of the Company and (ii) immediately following the Rorschach Merger, Sonnet Merger Sub Inc. would merge with and into Sonnet, with Sonnet surviving the merger as a direct wholly owned subsidiary of the Company.

On December 2, 2025, the Closing of the Transaction contemplated by the Transaction Agreement was completed. The combination of Rorschach and HSI was accounted for as a reverse recapitalization (the “Reverse Recapitalization”), with Rorschach surviving as the accounting acquirer. Under the Reverse Recapitalization, our assets and liabilities were recorded at historical cost. No goodwill or intangible assets were recognized. Consequently, our consolidated financial statements reflect the operations of Rorschach for accounting purposes, and together with the financial position and results of operations of HSI and Sonnet subsequent to the Closing Date.

Concurrently with the execution of the Transaction Agreement, (i) certain accredited investors entered into subscription agreements with us and Sonnet, pursuant to which Sonnet agreed to issue, and the subscribers agreed to purchase, immediately prior to the Closing, shares of Sonnet common stock, pursuant to a private placement in accordance with Section 4(a)(2) of the Securities Act (the “Closing PIPE”) and (ii) certain accredited investors entered into contribution agreements with Rorschach, pursuant to which such investors agreed to contribute HYPE tokens and/or cash to Rorschach immediately prior to the Closing (the “Contributions”). The gross proceeds received from the Closing PIPE and the Contributions consisted of $299.9 million of cash and 12,517,592 HYPE tokens valued at $580.5 million based on the fair value of the shares issued for the tokens for an aggregate fair value of $880.4 million, before deducting the allocated transaction costs. At the Closing, the shares of Sonnet common stock and membership interests in Rorschach issued pursuant to the Closing PIPE and the Contributions, respectively, were converted into an aggregate of 123,354,259 shares of HSI common stock (“Common Stock”) and 166,173 shares of HSI Series A preferred stock (“Series A Preferred Stock”). The gross proceeds amount of $880.4 million was recorded to Common Stock and Series A Preferred Stock based on the respective par values, with the excess of the gross proceeds above par values recorded to additional paid-in capital. Additional paid-in capital was reduced for the impact of cash paid for transaction costs of $2.3 million related to the Closing PIPE financing. Additionally, as noted in Note 5 of the accompanying financial statements, on the Closing Date, such approximately 12.5 million HYPE tokens were valued at $411.3 million, resulting in a loss on commitment of $169.2 million recognized by the Company on the HYPE tokens. The majority of net proceeds from the Transaction are intended to establish our HYPE treasury strategy. Subsequently, during the year ended June 30, 2026, we purchased an additional 16,537,519 HYPE tokens for approximately $773.4 million at the respective times of purchase.

Pursuant to the terms of the Transaction Agreement, at the effective time of the Transaction (the “Effective Time”):

(i)
Each share of Sonnet common stock issued and outstanding immediately prior to the Effective Time (excluding the shares of Sonnet common stock issued to the subscribers in the Closing PIPE) was canceled and converted into the right to receive one-fifth of one share of Common Stock and one Contingent Value Right (a “CVR”) (together, the “Per Share Merger Consideration”)
(ii)
Each Sonnet vested restricted stock unit outstanding immediately prior to the Effective Time was canceled and converted into the right to receive the Per Share Merger Consideration;
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

Also pursuant to the terms of the Transaction Agreement, (a) the equity holders of Rorschach immediately prior to the Closing received, in the aggregate, that number of shares of Common Stock equal to one-fifth of the aggregate amount of the cash and HYPE Tokens Value (as defined in the Transaction Agreement) held by Rorschach immediately prior to the Closing, divided by $1.25 (except that one equity holder of Rorschach received, in lieu of a portion of the shares of Common Stock otherwise issuable to it, shares of Series A Preferred Stock), and (b) at the Closing we issued to the Advisor (as defined below) 7,761,860 shares of Common Stock (the “Advisor Shares”) and the Advisor Warrants (defined below).

As of June 30, 2026, we had the following outstanding securities (in addition to the CVRs):

•
200,550,458 shares of Common Stock;
•
166,173 shares of Series A Preferred Stock, which are initially convertible into an aggregate of 26,587,647 shares of Common Stock (subject to the provisions thereof, including certain “blocker” provisions);
•
The Advisor Warrants, exercisable for up to an aggregate of 27,394,800 shares of Common Stock in accordance with the terms thereof; and
•
Certain warrants previously issued by Sonnet, exercisable for up to an aggregate of 1,263,814 shares of Common Stock.

Disposition of Certain Sonnet Assets

During the year ended June 30, 2026, we entered into an asset purchase agreement (the "APA") with Guidant Bio Therapeutics Inc. ("Guidant"). In connection with the consummation of the transactions contemplated by the APA, we transferred $1.325 million in cash, various developmental assets and patents related to Sonnet's tumor delivery platforms, certain employees and Sonnet's Australian subsidiary to Guidant, and subsequently in the fourth fiscal quarter in accordance with the terms of the APA provided an additional $1.0 million upon the execution of definitive investment agreements. In exchange, we received a 40% common stock interest in Guidant. In connection with the APA, we engaged Guidant under a transaction services agreement (the "TSA") to provide services to us for fees of $0.175 million, paid at the closing of the APA.

Equity Facility

On October 22, 2025, we entered into an agreement (the “Purchase Agreement”) to purchase up to $1.0 billion of shares of our Common Stock with Chardan Capital Markets LLC (“Chardan”). Pursuant to and upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement, we have the right from time to time at our option to direct Chardan to purchase up to $1.0 billion of shares of our Common Stock. Sales of our Common Stock to Chardan under the Purchase Agreement, and the timing of any sales, are determined by us from time to time in our sole discretion and depend on a variety of factors, including, among other things, market conditions, the trading price of our Common Stock and determinations by us regarding the use of proceeds from any sale of such Common Stock. The net proceeds from any sales under this facility (the "Equity Facility") will depend on the frequency with, and prices at which the shares of our Common Stock are sold to Chardan. To the extent we sell shares under the Purchase Agreement, we currently plan to use any proceeds therefrom for general corporate purposes, including potential purchases of HYPE tokens. As of June 30, 2026, 76,063,600 shares of common stock have been issued under the Equity Facility for gross proceeds of $646.6 million.

Per the requirements of the Purchase Agreement, we paid total fees of $1.1 million to Chardan for the year ended June 30, 2026. Fees consisted of initial amounts paid at inception, in addition to additional commitment fees based on the amount of shares sold under the Purchase Agreement, including $0.3 million paid upon the Company's receipt of an aggregate of $25.0 million in proceeds from sales of Common Stock under the Purchase Agreement, and $0.6 million paid upon the Company's receipt of an aggregate of $50.0 million in proceeds from sales of Common Stock under the Purchase Agreement.

Advisor Rights and Strategic Advisor Agreement

Pursuant to the Transaction Agreement, on the Closing Date, we entered into the Advisor Rights Agreement and the Strategic Advisor Agreement with the Advisor, and we issued to the Advisor three Advisor Warrant. Pursuant to the Advisor Rights Agreement, among other things, for so long as the Advisor and its affiliates continue to own at least 10% of the total number of shares of our Common Stock held by the Advisor as of immediately following the Closing, the Advisor will have the right to nominate a number of Advisor Directors to our board of directors equal to the result of (rounded up to the nearest whole number) (a) the percentage determined by dividing (i) the number of shares of Common Stock beneficially owned by the Advisor (together with its affiliates) (on an “as-converted” and “as exercised” basis and without applying any “blocker” provisions limiting the exercise or conversion of any securities held by any such person) by (ii) the total number of shares of Common Stock then outstanding (on an “as-converted” and “as exercised” basis), multiplied by (b) the then current size of the board of directors (counting, for purposes of such determination, all vacancies as filled), but in any event at least one director, who shall be the Chairman of the Board. In addition, for so long as the Minimum Holding Condition is satisfied, we will take all necessary action to cause the board to be comprised of at least five directors, including the Advisor Directors, and to consist of the requisite number of directors meeting the independence requirements of the Nasdaq Stock Market (or other securities exchange on which the Common Stock is then listed). The Advisor Rights Agreement also provides the Advisor with certain information rights, and subjects the Advisor Shares and Advisor Warrants (and underlying shares of Common Stock) to lock-up restrictions applicable, subject to certain exceptions, for a period ending on the earlier of (x) the first anniversary of the Closing Date, (y) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property, or (z) with respect to any securities subject to the lock-up, the date on which the last sale price of the Common Stock equals or exceeds an amount per share of Common Stock equal to 150% of the price (or deemed price) for which the Advisor acquired such securities.

Pursuant to the Advisory Agreement, the Advisor has agreed to use commercially reasonable efforts to provide us with certain technical advisory services related to the digital asset ecosystem, including Hyperliquid and related digital assets, developments in digital asset industries, the selection of third-party vendors with respect to asset management and related digital asset services and other strategic advice regarding digital assets treasury operations for a term of five years (subject to earlier termination under certain circumstances). The Advisory Agreement provides that, unless otherwise agreed by Advisor and subject in all respects to applicable law, in the event that we raise equity or equity-linked financing during the term, the Advisor will be entitled to receive grants of equity in the form of (a) shares of Common Stock equal to 5% of the number of shares of Common Stock issued or issuable pursuant to such financing and (b) warrants to purchase an aggregate number of shares of Common Stock equal to 15% of the number of shares of Common Stock issued or issuable pursuant to such financing, in substantially the same form as the Advisor Warrants, or as otherwise may be agreed by us and the Advisor. The Advisor has waived its right to receive such additional equity grants on account of any equity or equity-linked financing consummated by the Company following the Closing, unless and until it revokes such waiver with respect to future financings. Revocation requires two weeks’ advance notice provided to the Company and no such notice has been provided through the date of this filing. The Advisor shall also be entitled to receive such additional compensation, if any, as may be approved by the Company's board of directors.

Each Advisor Warrant is exercisable to purchase an aggregate of 9,131,600 shares of Common Stock for a period of five years following the Closing Date. The three Advisor Warrants have per share exercise prices equal to $9.375, $12.50 and $18.75, respectively (in each case subject to adjustment for stock splits, share dividends and other similar events).

Contingent Value Rights Agreement

Also pursuant to the Transaction Agreement, at the Closing we entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with Continental Stock Transfer & Trust Company, as rights agent (“Rights Agent”), pursuant to which holders of shares of Sonnet common stock, excluding the shares of Sonnet common stock issued pursuant to the Closing PIPE, and in-the-money warrants, in each case, as of immediately prior to the Effective Time, received one CVR for each then-outstanding share of Sonnet common stock held by such stockholder (or, in the case of Sonnet in-the-money warrants, each share of Sonnet common stock for which such in-the-money warrants was exercisable into as of such date). The CVR Payment (as defined in the CVR Agreement) will be payable upon the closing of a sale, license, transfer, disposition, divestiture or other monetization transaction (i.e., a royalty transaction) (or a series of transactions) and/or winding down of, or other disposition(s) of any the Company Legacy Assets (as defined in the CVR Agreement) during the period beginning on the Closing Date and ending on the third anniversary of the Closing Date. The shares of Common Stock issuable in connection with the CVR Payment are subject to certain deductions pursuant to the terms of the CVR Agreement.

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

During the year ended June 30, 2026, we granted 1,169,558 RSUs and recognized stock-based compensation expense of $0.9 million. No stock-based compensation expense was recognized for the period from June 13, 2025 (inception) through June 30, 2025.

Stock Repurchase Program

On December 8, 2025, we announced that our board of directors had authorized a stock repurchase program of up to $30 million of the Company’s outstanding Common Stock that will be in place for up to 12 months. For the year ended June 30, 2026, a total of 3,067,097 shares of Common Stock were repurchased by us for a total of approximately $10.5 million.

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

Key Factors Affecting Our Performance

Limited Operating History

Each of the Company and Rorschach has a limited operating history and there is limited historical financial information upon which to base an evaluation of their performance. The Company’s and Rorschach’s respective financial statements must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. As each entity was recently incorporated, the audited financial statements of Rorschach as of and for the period from June 13, 2025 (inception) to June 30, 2025 presented in this Annual Report do not present results for the full twelve-month period or for any prior periods.

Public Company Expenses

Our primary strategic objective is to accumulate HYPE tokens on behalf of our stockholders and to participate in the Hyperliquid ecosystem over the long term. We intend to implement this objective by using the net proceeds from the Closing PIPE and any future capital-raising transactions to accumulate HYPE, the native token of the Hyperliquid ecosystem. In addition to its HYPE token accumulation strategy, we seek to generate income through the selective deployment of its HYPE holdings. Our primary income-generating activity is staking substantially all of its HYPE holdings, which we expect will generate ongoing staking rewards. On an opportunistic basis, we may selectively deploy a portion of our HYPE holdings or future capital-raising proceeds into mergers and acquisitions involving businesses operating within or related to the Hyperliquid ecosystem. We may consider acquiring other digital asset treasury companies holding HYPE positions or entities that directly contribute to or operate within the Hyperliquid blockchain and its DeFi infrastructure.

We have incurred and expect to incur increased expenses in connection with our status as a public company (for legal, insurance, financial reporting, accounting and auditing compliance), as well as for operating expenses and those related to our HYPE treasury strategy.

Financial Overview

Revenue

Digital Assets

Digital assets are initially recorded at cost and then subsequently remeasured at fair value as of the balance sheet date with changes in fair value recognized as unrealized gains or losses in operating income (expense). Upon derecognition of the digital assets, we recognize realized gains or losses in operating income (expense) on the consolidated statements of operations, based upon the fair value of digital assets on the date of derecognition. We recognize revenue by applying the guidance in ASC 606, Revenue from Contracts with Customers (“ASC 606”).

Staking Revenue

The Company stakes substantially all of its HYPE tokens. HYPE tokens earned from validators, in the form of staking rewards, are recognized as revenue when we satisfy our performance obligations (i.e., providing our tokens to the validator in order to validate blocks or transactions as determined by the protocol) ratably over the contract term. Staking rewards accrue every minute and are distributed to us on a daily basis. The HYPE tokens earned are non-cash consideration and therefore measured at fair value at the inception of each contract. Because we do not unilaterally control the validator, we are not the principal to the validation service. As such, we present staking rewards as revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled.

Validator Commission Income

On May 13, 2026, we launched a validator node on the Hyperliquid network, “Hyperliquid Strategies x Unit” (the "Validator") in partnership with Nexus Research Labs, Inc. (“Unit”). The Company stakes the majority of its tokens to the Validator. The Validator operates within the HyperCore infrastructure and participates in the HyperBFT consensus mechanism, producing blocks and validating transactions alongside the network’s active validators. The Validator is able to accept delegations from both us and third-party HYPE holders (the customers), and we earn commission income from staking rewards at the Validator level. Under our validator services agreement with Unit, commission revenue earned at the Validator level is shared with Unit, who is responsible for the day-to-day technical operation of the validator infrastructure, while we exercise direct oversight over validator performance and compliance with our staking risk management framework. The Validator earns commissions, paid in HYPE tokens, for its services. Commission income is recognized as revenue when blocks or transactions are successfully validated in accordance with the protocol. Under the Company's Validator Service Agreement with Unit, Unit controls the operation, maintenance, monitoring, and technical management of Validator Nodes and Platform on behalf of the Company. As such, we have concluded that we do not control the validator service, and therefore we are not the principal to the validation service. Accordingly, we present validator commission income on a net basis in Staking and Validator Commission revenue, reflecting only the portion of protocol rewards and commission to which we are entitled after amounts payable to Unit.

Other Income (Expense)

We hold a portion of our capital in highly liquid money market funds and short term treasury bills in addition to cash deposits placed with financial institutions of high credit quality. These allocations offer liquidity while providing a yield in the form of interest income. This income is classified as “Interest income” on our consolidated statements of operations.

The Company's Equity Facility qualifies as a derivative. Any changes in the fair value of any equity sold between the time the forward was entered into (trade execution under the Equity Facility) and the ultimate settlement is treated as other income (expense). This income (expense) is classified as “Other expense” on our consolidated statements of operations.

Selling, general and administrative and research and development expenses

Selling, general and administrative and research and development expenses consist primarily of payroll and related expenses, legal and other professional services, and insurance expenses. We anticipate that our general and administrative expenses will decrease in the short term as requirements to support our continued research and development and commercial activities decline subsequent to the establishment of our treasury strategy, in addition to the completion of the Transaction Agreement and APA, discussed in Note 5 of the accompanying financial statements.

Results of Operations

The Company has selected June 30 as its fiscal year end. The following is a summary of the Company’s results of operations for the year ended June 30, 2026 compared with the period from June 13, 2025 (inception) through June 30, 2025.

Revenue

Revenue for the year ended June 30, 2026 totaled $9.5 million, which was primarily net staking revenue. As noted above, we present staking rewards as revenue on a net basis.

The Company did not have revenue for the period from June 13, 2025 (inception) through June 30, 2025.

Digital Assets

Unrealized gain on HYPE digital tokens for the year ended June 30, 2026 was $709.9 million, resulting from the fair value changes of HYPE at June 30, 2026. Additionally, we recognized an unrealized loss on HYPE contribution commitment of $169.2 million, which was the result of a decrease in fair value of the 12.5 million HYPE tokens from the Closing PIPE commitment amount, as further described in Note 5 of the accompanying consolidated financial statements.

As we did not hold any digital tokens for the period from June 13, 2025 (inception) through June 30, 2025, there was no unrealized gain or loss during the period.

IPR&D write-off from Sonnet acquisition

We recognized a loss of $35.6 million on acquired IPR&D from the Sonnet acquisition for the year ended June 30, 2026, as it was determined to have no alternative future use at the time of the asset acquisition.

Selling, general and administrative and research and development expenses

Our selling, general and administrative and research and development expenses for the year ended June 30, 2026 were $14.0 million, which includes professional fees, salaries and wages, insurance, and research and development costs.

We incurred expenses of $0.6 million for the period from June 13, 2025 (inception) through June 30, 2025 related to formation and operating costs.

Other Income (Expense)

Other expense for the year ended June 30, 2026 totaled approximately $11.6 million. Other expense for the year ended June 30, 2026 primarily resulted from an expense under the Equity Facility related to the increase in the price of our equity between the share issuance and settlement as well a loss of $0.4 million related to our share of losses from our equity method investment in Guidant. These expenses were partially offset by interest income, which is derived from money market funds, treasury assets, and interest received on cash positions held with financial institutions.

No other income was recognized for the period from June 13, 2025 (inception) through June 30, 2025.

Income tax expense (deferred)

We recognized an income tax expense of $183.5 million for the year ended June 30, 2026 related to the creation of a deferred tax liability at the closing of the transaction in addition to a deferred tax liability created by the increase in value of our HYPE digital tokens during the period.

No income tax expense was recognized for the period from June 13, 2025 (inception) through June 30, 2025.

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

As disclosed in the June 30, 2025 financial statements of Rorschach, there was substantial doubt about Rorschach's ability to continue as a going concern for at least one year from the date the financial statements were issued. This was based on Rorschach having insufficient funds to pay its liabilities, absent any additional funding, which obtaining such funding was uncertain. During the year ended June 30, 2026, we raised capital through the Closing PIPE, and entered into the Purchase Agreement, which has alleviated the substantial doubt about our ability to continue as a going concern.

Based on our current financial condition and forecast of cash flow needs for the next twelve months, we expect that our existing resources will be sufficient to enable us to fund our anticipated level of operations through one year from the date these financial statements were issued.

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

Our net income (loss) was $305.5 million and ($0.6) million for the year ended June 30, 2026 and for the period from June 13, 2025 (inception) through June 30, 2025, respectively. As of June 30, 2026, we had accumulated earnings of approximately $304.9 million. As of June 30, 2026, we had cash and cash equivalents of $137.9 million and HYPE digital assets with a fair value of $1.9 billion, working capital (inclusive of cash and cash equivalents) of $148.7 million and stockholders’ equity of $1.9 billion.

During the year ended June 30, 2026, our sources and uses of cash were as follows:

Net cash used in operating activities was approximately ($19.1) million, which includes net income of $305.5 million, offset by ($317.3) million of net non-cash items and net changes in operating assets and liabilities of ($7.4) million.

Net cash used in investing activities for the year ended June 30, 2026 was approximately ($777.4) million, which was primarily related to HYPE and net USDC purchases, partially offset by the cash acquired from the acquisition of Sonnet.

Net cash provided by financing activities for the year ended June 30, 2026 totaled approximately $934.5 million, which was primarily attributable to $947.3 million of net cash proceeds from the Closing PIPE, and subsequent equity issuances, offset by $2.3 million in payments for equity issuance costs and $10.5 million in payments for the repurchase of Common Stock.

We incurred a net loss of $0.6 million for the period from June 13, 2025 (inception) through June 30, 2025 related to formation and operating costs, offset by a $0.6 million net change in operating assets and liabilities. There was no net cash used in investing or financing activities during the period.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unaudited consolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any material long-term debt, capital lease obligations, operating lease obligations or long-term liabilities that affect our liquidity or capital resources.

In the normal course of business, we enter into contracts for services. The amount owed by us as of June 30, 2026 is $3.7 million and is included in “accounts payable” and “other current liabilities” on the consolidated balance sheets.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above. There are no critical accounting estimates as of June 30, 2026.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply until we are no longer an “emerging growth company.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required pursuant to this item are included in Part IV, Item 15 of this Annual Report, beginning on page F‑1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management's Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

In addition, the Annual Report does not include an attestation report of our independent registered public accounting firm, as we are not required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K until the first year that we cease to qualify as an “emerging growth company” and a "non-accelerated filer.”

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

In connection with the Business Combination Agreement and the receipt of digital assets, the Company established internal controls over the safe keeping of these assets and external reporting related to the Company’s digital asset treasury strategy. Other than the foregoing, there was no change in our internal control over financial reporting that occurred during the period from July 2, 2025 through June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference from the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders or an amendment to this report, which the Company intends to file with the SEC within 120 days of the end of the fiscal year end to which this report relates.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Documents filed as part of this report
(1)
All financial statements

The Company’s consolidated financial statements and report of the CBIZ CPAs P.C., Independent Registered Public Accounting Firm, are included in Section IV of this report beginning on page F-1.

(2)
Financial Statement Schedules

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this Annual Report.

(3)
Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

2.1#

Business Combination Agreement, dated July 11, 2025, by and between Sonnet BioTherapeutics Holdings, Inc., Rorschach I LLC, Hyperliquid Strategies Inc, TBS Merger Sub Inc. and Rorschach Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to Sonnet’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

3.1

Form of Amended and Restated Certificate of Incorporation of Hyperliquid Strategies Inc (incorporated by reference to Annex B to the Registrant’s Registration Statement on Form S-4/A filed with the SEC on October 6, 2025).

3.2	Form of Amended and Restated Bylaws of Hyperliquid Strategies Inc (incorporated by reference to Annex C to the Registrant’s Registration Statement on Form S-4/A filed with the SEC on October 6, 2025).

4.1	Form of Convertible Note (incorporated by reference to Exhibit 4.1 to Sonnet’s Current Report on Form 8-K filed with the SEC on July 2, 2025).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to Sonnet’s Current Report on Form 8-K filed with the SEC on July 2, 2025).

4.3	Form of PIPE Warrant (incorporated by reference to Exhibit 4.1 to Sonnet’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

4.4	Form of Advisor Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-296145), filed with the SEC on May 22, 2026).

4.5*	Description of Securities.

10.1	Form of Contribution Agreement (incorporated by reference to Exhibit 10.1 to Sonnet’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to Sonnet’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

10.3	Form of PIPE Purchase Agreement (incorporated by reference to Exhibit 10.3 to Sonnet’s Current Report on Form 8-K filed with the SEC on July 14, 2025).

10.4+

Master Custody Service Agreement between Anchorage Digital Bank N.A. and Rorschach I LLC (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form S-4/A filed with the SEC on October 6, 2025).

10.5

ChEF Purchase Agreement, dated as of October 22, 2025, by and between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on October 22, 2025).

10.6

Registration Rights Agreement, dated as of October 22, 2025, by and between the Registrant and Chardan Capital Markets LLC (incorporated by reference to Exhibit 10.43 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on October 22, 2025).

10.7†

Employment Agreement, dated as of May 5, 2026, by and between the Registrant and David Schamis (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, filed with the SEC on May 8, 2026).

10.8†

Employment Agreement, dated as of May 5, 2026, by and between the Registrant and Brett Beldner (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, filed with the SEC on May 8, 2026).

10.9

Form of Indemnification Agreement, by and between the Registrant and directors or officers of the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, filed with the SEC on May 8, 2026).

10.10†

Executive Placement Agreement, dated as of June 23, 2026, by and between the Registrant and SBR Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 26, 2026).

10.11†

First Amendment to Employment Agreement, dated as of June 22, 2026, by and between the Registrant and David Schamis (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 26, 2026).

19*	Insider Trading Policy.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-296145), filed with the SEC on May 22, 2026).

23.1	Consent of CBIZ CPAs P.C.

31.1*	Certification of the Chief Executive Officer required by Rule 13a‑14(a) or Rule 15d‑14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a‑14(b) or Rule 15d‑14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a‑14(b) or Rule 15d‑14(b) and 18 U.S.C. 1350.

97.1*	Clawback Policy.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

#The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

†Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYPERLIQUID STRATEGIES INC

Date: August 27, 2026	By:	/s/ David Schamis
	Name:	David Schamis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Schamis	Chief Executive Officer	August 27, 2026
David Schamis	(Principal Executive Officer)

/s/ Brett Beldner	Chief Financial Officer	August 27, 2026
Brett Beldner	(Principal Financial and Accounting Officer)

/s/ Bob Diamond	Director	August 27, 2026
Bob Diamond

/s/ Jeff Tuder	Director	August 27, 2026
Jeff Tuder

/s/ Eric S. Rosengren	Director	August 27, 2026
Eric S. Rosengren

/s/ Thomas C. King	Director	August 27, 2026
Thomas C. King

/s/Larry Leibowitz	Director	August 27, 2026
Larry Leibowitz

/s/ Nailesh Bhatt	Director	August 27, 2026
Nailesh Bhatt

/s/ Albert Dyrness	Director	August 27, 2026
Albert Dyrness

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 199)	F-1
Consolidated Balance Sheets as of June 30, 2026 and 2025	F-2
Consolidated Statements of Operations for the Year ended June 30, 2026, and for the Period from June 13, 2025 (Inception) through June 30, 2025	F-3
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Year ended June 30, 2026, and for the Period from June 13, 2025 (Inception) through June 30, 2025	F-4
Consolidated Statements of Cash Flows for the Year ended June 30, 2026, and for the Period from June 13, 2025 (Inception) through June 30, 2025	F-5
Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Hyperliquid Strategies Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hyperliquid Strategies Inc (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended June 30, 2026 and for the period from June 13, 2025 (inception) through June 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the year ended June 30, 2026 and for the period from June 13, 2025 (inception) through June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025.

Philadelphia, Pennsylvania.

August 27, 2026

HYPERLIQUID STRATEGIES INC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	June 30,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$137,917	$-
Prepaids and other current assets	14,084	-
Receivable from related party	405	-
Total current assets	152,406	-
HYPE digital assets	1,904,052	-
Equity method investment	2,675	-
Other non-current assets	875	-
Total assets	$2,060,008	$-
Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$1,190	$597
Other current liabilities	2,472	-
Total current liabilities	3,662	597
Deferred tax liability	183,475	-
Total liabilities	187,137	597
Stockholders’ equity (deficit):
Series A Preferred stock, $0.01 par value, 100,000,000 and 0 shares authorized as of June 30, 2026 and June 30, 2025, respectively; 166,173 and 0 shares issued and outstanding as of June 30, 2026, and June 30, 2025, respectively	2	-
Common stock, $0.01 par value, 2,000,000,000 and 0 shares authorized as of June 30, 2026 and June 30, 2025, respectively; 203,617,555 shares issued and 200,550,458 shares outstanding (excluding treasury shares of 3,067,097) as of June 30, 2026, and 0 shares issued and 0 shares outstanding (excluding treasury shares of 0) as of June 30, 2025	2,036	-
Additional paid-in capital	1,576,369	-
Retained earnings (accumulated deficit)	304,945	(597)
Treasury stock, at cost; 3,067,097 and 0 shares as of June 30, 2026, and June 30, 2025, respectively	(10,481)	-
Total stockholders’ equity (deficit)	1,872,871	(597)
Total liabilities and stockholders’ equity (deficit)	$2,060,008	$-

The accompanying notes are an integral part of these consolidated financial statements.

HYPERLIQUID STRATEGIES INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Year Ended	For the Period From June 13, 2025 (Inception) Through
	June 30,	June 30,
	2026	2025
Revenue
Staking and validator commission revenue	$9,460	$-
Total revenue	9,460	-

Operating income (expense):
Unrealized gain on HYPE digital assets	709,875	-
Loss on HYPE contribution commitment	(169,156)	-
IPR&D write-off from Sonnet acquisition	(35,605)	-
Selling, general and administrative and research and development expenses	(13,951)	(597)
Total operating income (expense)	491,163	(597)

Net operating income (loss)	500,623	(597)

Other income (expense):

Other expense	(14,275)	-
Gain (loss) from equity method investment in Guidant	(362)	-
Other income	323	-
Interest income	2,708	-
Total other income (expense)	(11,606)	-

Net income (loss) before income taxes	489,017	(597)

Provision for income taxes	(183,475)	-

Net income (loss)	305,542	(597)
Less: Net income allocated to participating preferred stockholders	(49,358)	-
Net income (loss) attributable to common stockholders	$256,184	$(597)

Net income (loss) per common share
Basic	$3.21	$0.00
Diluted	$3.21	$0.00

Weighted average number of common shares outstanding
Basic	79,774,081	-
Diluted	79,798,538	-

The accompanying notes are an integral part of these consolidated financial statements.

HYPERLIQUID STRATEGIES INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Year Ended June 30, 2026 and for the Period From June 13, 2025 (Inception) Through June 30, 2025

(In thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid in	Retained Earnings (Accumulated	Treasury Stock		Stockholders' Equity
	Shares	Par	Shares	Par	Capital	Deficit)	Shares	Amount	(Deficit)
Balance as of June 13, 2025	-	$-	-	$-	$-	$-	-	$-	$-
Net loss	-	-	-	-	-	(597)	-	-	(597)
Balance as of June 30, 2025	-	-	-	-	-	(597)	-	-	(597)
Member cash contribution to Rorschach	-	-	-	-	750	-	-	-	750
Net income	-	-	-	-	-	305,542	-	-	305,542
Stock-based compensation	-	-	-	-	893	-	-	-	893
Equity issued related to acquisition of Sonnet	-	-	3,680,346	37	39,535	-	-	-	39,572
Closing PIPE financing, net of offering costs	166,173	2	123,354,259	1,233	876,808	-	-	-	878,043
Issuance of shares under Equity Facility	-	-	76,063,600	761	658,284	-	-	-	659,045
Exercise of warrants	-	-	498,887	5	(5)	-	-	-	-
Issuance of shares to Board of Directors, in lieu of cash	-	-	20,463	-	104	-	-	-	104
Acquisition of treasury stock	-	-	(3,067,097)	-	-	-	3,067,097	(10,481)	(10,481)
Balance as of June 30, 2026	166,173	$2	200,550,458	$2,036	$1,576,369	$304,945	3,067,097	$(10,481)	$1,872,871

The accompanying notes are an integral part of these consolidated financial statements.

HYPERLIQUID STRATEGIES INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended	For the Period From June 13, 2025 (Inception) Through
	June 30,	June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$305,542	$(597)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
IPR&D write-off from Sonnet acquisition	35,605	-
Unrealized gain on HYPE digital assets	(709,875)	-
Loss on HYPE contribution commitment	169,156	-
Non cash - other expense	12,408	-
Gain (loss) from equity method investment in Guidant	362	-
Non cash staking and validator commission revenue	(9,460)	-
Stock-based compensation	893	-
Non cash issuance of shares to Board of Directors	104	-
Deferred income tax	183,475	-
Changes in operating assets and liabilities:		-
Prepaids and other current assets	(1,302)	-
Receivable from related party	(405)	-
Other non-current assets	252	-
Accounts payable	(2,114)	597
Other current liabilities	(3,788)	-
Net cash used in operating activities	(19,147)	-

Cash flows from investing activities:
Purchases of HYPE digital assets	(478,174)	-
Purchases of USDC	(307,293)	-
Sales of USDC	27	-
Cash received for the acquisition of Sonnet	10,347	-
Equity method investment	(2,326)	-
Net cash used in investing activities	(777,419)	-

Cash flows from financing activities:
Proceeds from issuance of equity	947,279	-
Payments for equity issuance costs	(2,315)	-
Repurchases of common stock	(10,481)	-
Net cash provided by financing activities	934,483	-

Net increase (decrease) in cash and cash equivalents	137,917	-

Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$137,917	$-

Supplemental disclosure of non-cash investing and financing activities:
Contributions of HYPE digital assets	$580,466	$-
Equity issued in acquisition of Sonnet	$39,572	$-
USDC converted into HYPE digital assets	$295,242	$-
Transfer of assets in exchange for equity method investment	$711	$-

The accompanying notes are an integral part of these consolidated financial statements.

HYPERLIQUID STRATEGIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

Organization and General

Hyperliquid Strategies Inc (the “Company” or “HSI”), a Delaware corporation, is a digital asset treasury company with a focus on building, managing, and optimizing its treasury with HYPE digital assets. The Company was created on July 2, 2025. In August 2025, the Company incorporated a wholly owned entity in the Cayman Islands, Rorschach Cayman LLC. The Company owns all of the equity and has unilateral control over Rorschach Cayman LLC (“Rorschach Cayman”) and as such consolidates the entity under Accounting Standards Codification (“ASC”) 810, “Consolidations.” The Company has selected June 30 as its fiscal year end.

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

On December 2, 2025, the closing of the transactions contemplated by the BCA was completed (the “Closing,” and such date, the “Closing Date”). Prior to the Closing, Rorschach owned 100% of the Company. The combination of Rorschach and HSI was accounted for as a reverse recapitalization (the “Reverse Recapitalization”), with Rorschach surviving as the accounting acquirer. Under the Reverse Recapitalization, the assets and liabilities of HSI were recorded at historical cost. No goodwill or intangible assets were recognized. Consequently, the consolidated financial statements of the Company reflect the operations of Rorschach for accounting purposes, and together with the financial position and results of operations of HSI and Sonnet subsequent to the Closing Date.

The overall business combination of the Company, Rorschach and Sonnet was a strategic realignment of HSI as a blockchain-focused entity. Refer to Note 5 for additional information on the Company’s Reverse Recapitalization and the Company's acquisition of Sonnet, the latter of which was accounted for as an asset acquisition under ASC 805, “Business Combinations.”

During the year ended June 30, 2026, the Company entered into an asset purchase agreement (the "APA") with Guidant Bio Therapeutics Inc. ("Guidant"). In connection with the closing of the transactions contemplated by the APA on that date, the Company transferred $1.325 million in cash, various developmental assets and patents related to its tumor delivery platforms, certain employees and its Australian subsidiary to Guidant, and subsequently in the fourth quarter in accordance with the terms of the APA provided an additional $1.0 million upon the execution of definitive investment agreements. In exchange, the Company received a 40% common stock interest in Guidant. In connection with the APA, the Company engaged Guidant under a transaction services agreement (the "TSA") to provide services to the Company for fees of $0.175 million, paid at the closing of the APA.

The Company’s primary strategy is building, managing, and optimizing its treasury with HYPE tokens, which are the native digital assets of the Hyperliquid Layer-1 blockchain.

HSI’s Common Stock (as defined in Note 10) is listed on the Nasdaq stock exchange under the ticker symbol “PURR” and began trading on December 3, 2025; on the same day, Sonnet’s Common Stock ceased to trade.

Liquidity and Going Concern Considerations

Under ASC Subtopic 205-40, “Presentation of Financial Statements—Going Concern”, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet future financial obligations as they become due within one year after the date that these financial statements are issued. Since the Company’s inception, it has had a history of recurring net losses from operations and working capital deficits.

As disclosed in the June 30, 2025, financial statements of Rorschach, there was substantial doubt about the ability of Rorschach to continue as a going concern for at least one year from the date the financial statements were issued. This was based on Rorschach having insufficient funds to pay its liabilities, absent any additional funding, which obtaining such funding was uncertain. During the year ended June 30, 2026, the Company raised capital through the Closing PIPE financing and entered into the Equity Facility, as such terms are defined and further described in Note 10, which has alleviated the substantial doubt about the Company’s ability to continue as a going concern.

Based on the Company’s current financial condition and forecast of cash flow needs for the next twelve months, Management expects that the Company’s existing resources will be sufficient to enable the Company to fund its anticipated level of operations through one year from the date these financial statements were issued.

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

Risks and Uncertainties

The Company’s financial condition is substantially dependent on the market price and liquidity of HYPE tokens as the Company’s treasury assets are concentrated in cash and HYPE tokens. HYPE tokens are the native cryptocurrency of the Hyperliquid Layer 1 blockchain. HYPE tokens have experienced significant price volatility, and the Company’s financial results and carrying value of its HYPE tokens will fluctuate materially based on HYPE token price movements. The Company depends on the success and adoption of the Hyperliquid Layer 1 blockchain for the value of its treasury holdings in HYPE tokens.

Additionally, substantially all of the Company's HYPE tokens are held with a single custodian, and therefore the ability to access the HYPE tokens is driven by the custodian's ability to comply with contractual requirements in keeping the tokens secure. To the extent a private key, held by the Custodian, required to access a HYPE address is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the Company may be unable to access the relevant HYPE address controlled by the private key and the private key will not be capable of being restored by the network.

The processes by which the HYPE transactions are settled are dependent on the peer-to-peer network of Hyperliquid, and as such, the Company is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of HYPE.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). References to ASC and ASU included herein refer to the Accounting Standards Codification and Accounting Standards Update, respectively, established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative U.S. GAAP. Certain prior period balances have been reclassified to conform to the current period presentation.

As discussed in Note 1, the combination of Rorschach and HSI was accounted for as a reverse recapitalization, with Rorschach surviving as the accounting acquirer. Consequently, the consolidated financial statements of the Company reflect the operations of Rorschach for accounting purposes, and together with the financial position and results of operations of HSI and Sonnet subsequent to the Closing Date.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Rorschach, Rorschach Cayman and Sonnet. All significant intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is no longer an emerging growth company or affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards based on public company effective dates.

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

Estimates are assessed each period and updated to reflect current information. Significant estimates include valuation of financials instruments, valuation of digital assets, valuation of equity issued as compensation and valuation allowances for income taxes.

Acquisitions and Valuation of Intangibles

The Company accounts for acquired entities as either asset acquisitions or business combinations. If substantially all of the fair value of the assets acquired in a transaction is concentrated in a single asset (or a group of similar assets), the transaction is treated as an asset acquisition. For asset acquisitions, assets acquired and liabilities assumed are recognized at their estimated fair values as of the acquisition date, and the fair value of acquired in-process research and development ("IPR&D") is expensed if there is no future alternative use. Also, transaction costs directly attributable to the asset acquisition are included as part of the cost of the asset. Contingent consideration issued in connection with either an asset acquisition or business combination is included within the total consideration and is measured at fair value and recorded as a liability. Contingent consideration is remeasured at fair value in each reporting date by reflecting the changes in fair value in the consolidated statements of operations.

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

Valuation allowances are established when the Company has concluded that it is more likely than not that such deferred tax assets are not realizable. The Company’s ability to realize its remaining deferred tax assets as of June 30, 2026, is primarily dependent upon generating sufficient taxable income of the proper character in future years. Management has concluded that there is not sufficient positive evidence to support the expected realization of certain deferred tax assets related to the Company’s net operating loss and tax credit carryforwards, primarily due to Internal Revenue Code Section 382 limitations.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

For the year ended June 30, 2026, the Company has identified the United States as its only “major” tax jurisdiction. Rorschach Cayman is a Cayman Islands limited liability company and is not considered to have a connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. There are no other tax jurisdictions that are considered material to the Company. The Company is subject to Federal and certain state and local income tax.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. As of June 30, 2026, no tax audits were commenced nor in process.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law which, among other things, provided a permanent extension of certain tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire at the end of 2025, and modified tax legislation affecting bonus depreciation rules and the tax treatment of research and development expenses and interest deductions. Specifically, the OBBBA provides for 100% bonus depreciation and eliminates the requirement under Internal Revenue Code Section 174 to capitalize and amortize U.S. based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred beginning after 2024. The Company currently does not expect the OBBBA to have a material impact to its effective tax rate.

Digital Assets

The Company’s digital assets, which are custodied at a qualified custodian, primarily consist of HYPE tokens (the Hyperliquid Layer-1 blockchain network’s utility token). HYPE digital assets are accounted for in accordance with ASC 350-60, “Intangibles—Goodwill and Other—Crypto Assets” (“ASC 350-60”). HYPE digital assets are initially recorded at cost and then subsequently remeasured at fair value as of the balance sheet date with changes in fair value recognized as unrealized gains or losses in operating income (expense). Upon derecognition of HYPE digital assets, the Company recognizes realized gains or losses in operating income (expense) on the consolidated statements of operations, based upon the fair value of HYPE digital assets on the date and time of derecognition. The Company tracks its cost basis of digital assets by wallet in accordance with the specific identification method of accounting. HYPE digital assets are valued using prices as reported on the Company’s principal market exchange as of the date of determination, and one second before midnight UTC as of the end of the reporting period. The price of HYPE for the year ended June 30, 2026, was $65.04.

U.S. Dollar Coin

The Company holds U.S Dollar Coin ("USDC"), a reserve-backed stablecoin issued by Circle Internet Financial, Inc. that is designed to maintain a 1:1 value with the U.S. dollar and is commonly used as a method of payment in digital asset markets. On its consolidated balance sheets, the Company classifies its USDC in "prepaids and other current assets" rather than as part of its digital assets subject to ASC 350-60 because the holdings are readily convertible into known amounts of U.S. dollars, are redeemable or exchangeable on demand, and are subject to insignificant risk of changes in value due to USDC's intended 1:1 peg to the U.S. dollar, resulting in classification as a financial instrument.

Fair Value Measurements

Fair value accounting is applied for all financial instruments and non-financial instruments that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, at least annually. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Revenue

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”) by following the five steps -- identify the contract, identify the performance obligation, determine the transaction price, allocate the transaction price to the performance obligation and determine when to recognize revenue. Revenue is recognized upon transfer of control of promised products or services (i.e., performance obligations) to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services.

Staking Revenue

The Company earns staking rewards from the process by which it locks or delegates its HYPE tokens to a validator to support the security, consensus and operations of the Hyperliquid network, in exchange for potential rewards and other benefits. A contract with enforceable rights and obligations exists when the Company delegates its tokens to the validator. The contract term commences at the moment the Company delegates its HYPE tokens to a validator and runs from that period until the next block commences, and continues until the Company undelegates. Staking rewards are recognized as revenue when the Company satisfies its performance obligations (i.e., providing our tokens to the validator in order to validate blocks or transactions as determined by the protocol) ratably over the contract term. Staking rewards for HYPE tokens are calculated on-chain, where the annual reward rate is inversely proportional to the square root of the total HYPE tokens staked across the network. Staking rewards accrue and are earned on a block by block basis and are distributed to the Company on a daily basis. The HYPE tokens earned are non-cash consideration and therefore measured at fair value at the inception of each contract.

The Company engages third party counterparties and its own validator to stake its HYPE holdings. These parties keep a percentage of any staking yield earned as a fee and pass on the remainder to HSI. Because the Company does not unilaterally control the validator, the Company is not the principal to the validation service. As such, the Company presents delegated staking rewards as revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled. The Company recognized $9.41 million of staking income during the year ended June 30, 2026, which is included within "staking and validator commission revenue" on the Company's consolidated statements of operations.

Validator Commission Income

On May 13, 2026, the Company launched a validator node on the Hyperliquid network in partnership with Unit Labs ("Unit"), a digital asset infrastructure and staking services provider, as “Hyperliquid Strategies x Unit” (the “Validator”). The Validator operates within the HyperCore infrastructure and participates in the HyperBFT consensus mechanism, producing blocks and validating transactions alongside the network’s existing active validators. The Validator is able to accept delegations from both the Company and third-party HYPE holders (the customers). The newly launched Validator operations are subject to the same performance standards, jailing criteria, and uptime requirements applicable to all Hyperliquid validators. Under the arrangement, Unit is responsible for the day-to-day technical operation of the validator infrastructure under a service level agreement with the Company and the Company exercises direct oversight on validator performance and compliance with its internal staking risk management framework. The Validator earns commissions, paid in HYPE tokens, for its services.

Based on the terms of the contract with Unit, the Company concluded that it does not control the operations at the Validator, and therefore the Company is not the principal to the arrangement with the Validator's customers. Accordingly, validator commission income is recognized on a net basis in "staking and validator commission revenue" on the Company's consolidated statements of operations, reflecting only the portion of protocol rewards and commission to which the Company is entitled after amounts payable to Unit under the arrangement.

Derivatives

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations.

The Company accounts for the warrants issued to former Sonnet stockholders and the Advisor Warrants (defined in Note 8) as equity, except in certain limited circumstances where the holder has the right to receive cash in certain contingent situations. The fair value of any unexercised warrants where this contingent right exists is nominal.

Equity Facility

The Company’s Equity Facility (see Note 10, section “Equity Facility”) is considered an equity-linked contract and also a derivative accounted for under ASC 815. During the year ended June 30, 2026, the Company recognized $14.3 million of other expenses related primarily to the change in the price of the Company’s equity at the time of entering into the forward (trade date) and the price at settlement, which is included within "Other expense" on the Company's consolidated statements of operations. The fair values associated with the related asset and liability as of June 30, 2026 are nominal.

Treasury Stock

The Company accounts for treasury stock under the cost method in accordance with ASC 505-30, "Equity: Treasury Stock". Under this method, the Company records the aggregate purchase price of treasury stock on the trade date at cost and includes treasury stock as a reduction to stockholders’ equity.

Recent Accounting Pronouncements Pending Adoption

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires incremental annual income tax disclosures. This amendment includes disclosures of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold; income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions that meet a quantitative threshold; income (or loss) from continuing operations before income tax expenses (or benefit) disaggregated between domestic and foreign; and income tax expense (or benefit) from continuing operations disaggregated by federal, state and foreign. As an emerging growth company electing to delay the adoption of new or revised accounting standards, the guidance is effective for annual periods beginning after December 15, 2025. Early adoption is permitted and should be applied prospectively (with retrospective application permitted). The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses (such as purchases of inventory, employee compensation, depreciation, and amortization) within the relevant expense captions presented on the face of the statements of operations. As an emerging growth company electing to delay the adoption of new or revised accounting standards, the guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements.

Net Income (Loss) Per Common Share

The Company computes net income (loss) per share attributable to common stockholders under the two-class method required for participating securities. The two-class method allocates earnings between common stockholders and holders of participating securities. The Company's outstanding shares of Series A Preferred Stock (see Note 10) are participating securities due to their rights to participate in dividends with common stock. The Series A Preferred Stock does not have a contractual obligation to share in the Company’s losses and is therefore excluded in the calculation of basic net loss per share during periods when the Company has a net loss.

The Company has one class of Common Stock. The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	For the Year Ended	For the Period From June 13, 2025 (Inception) Through
	June 30, 2026	June 30, 2025
Basic and diluted net income (loss) per share:
Numerator
Net income (loss)	$305,542	$(597)
Less: Net income allocated to preferred stockholders	(49,358)	-
Net income (loss) attributable to common stockholders - basic and diluted	$256,184	$(597)
Denominator
Basic weighted-average shares outstanding	79,774,081	-
Dilutive effect of service based restricted stock units	24,457	-
Diluted weighted-average shares outstanding	79,798,538	-

Net Income (Loss) Per Share
Basic	$3.21	$-
Diluted	$3.21	$-

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

The Company’s potentially dilutive securities, which were excluded from the computation of diluted net income (loss) per share because the exercise prices of the related warrants exceeded the average market price of the Company's common stock during the period, were as follows:

	For the Year Ended	For the Period From June 13, 2025 (Inception) Through
	June 30, 2026	June 30, 2025
Advisor Warrants	27,394,800	-
Warrants issued to former Sonnet stockholders	1,263,814	-
Total	28,658,614	-

NOTE 3. DIGITAL ASSETS

The Company’s digital assets are comprised primarily of HYPE tokens. The following tables present a reconciliation of the Company’s assets related to its digital assets from both a dollar value and tokens perspective:

	(In thousands)
	HYPE	USDC*	Total
Balance, June 13, 2025 (Inception)	$-	$-	$-
Purchases	-	-	-
Balance, June 30, 2025	$-	$-	$-
Contributions of HYPE digital assets from Rorschach Contributions	580,466	-	580,466
Purchases	773,416	307,293	1,080,709
Unrealized gains	709,875	-	709,875
Unrealized loss on HYPE contribution commitment	(169,156)	-	(169,156)
Receipt of HYPE digital assets from staking and validator activities	9,450	-	9,450
Sales	-	(295,269)	(295,269)
Other receipts of HYPE digital assets	1	-	1
Balance, June 30, 2026	$1,904,052	$12,024	$1,916,076

	(HYPE tokens)	(USDC tokens*)
Balance, June 13, 2025 (Inception)	-	-
Purchases	-	-
Balance, June 30, 2025	-	-
Contributions of HYPE digital assets from Rorschach Contributions	12,517,592	-
Purchases	16,537,519	307,293,249
Receipt of HYPE digital assets from staking and validator activities	219,924	-
Sales	-	(295,268,982)
Other receipts of HYPE digital assets	50	-
Balance, June 30, 2026	29,275,085	12,024,267

*The tables above include all balances presented within the Company’s HYPE digital assets and digital assets line items on the consolidated balance sheets, based on quoted prices on active exchanges. The table also includes a separate column reflecting transactions involving USDC, which is not presented as digital asset on the consolidated balance sheets. This column has been included to provide additional transparency. USDC is classified within prepaid expenses and other current assets.

HYPE Digital Assets

The following table sets forth the units held, cost basis, and fair value of HYPE digital assets held, as shown on the consolidated balance sheets as of June 30, 2026:

		(In thousands)
	Units	Cost Basis	Fair Value
HYPE digital assets	29,275,085	$1,363,333	$1,904,052

Cost basis is equal to the cost of the HYPE tokens, net of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted HYPE token prices within the Company’s principal market at the time of measurement (one second before midnight UTC), which was $65.04 for the year ended June 30, 2026. The receipts of HYPE from native staking represent the rewards earned from staking.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2026:

	(In thousands)
	Fair Value Measurement at June 30, 2026
Assets:	Total	Level 1	Level 2	Level 3
Money market funds[1]	$100,394	$100,394	$-	$-
Treasury funds[1]	35,662	35,662	-	-
USDC[2]	12,024	12,024	-	-
HYPE digital assets	1,904,052	1,904,052	-	-
Total assets measured at fair value	$2,052,132	$2,052,132	$-	$-
1 - Included in cash and cash equivalents on the consolidated balance sheets.
2 - Included in prepaids and other current assets on the consolidated balance sheets.

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

The Company's equity method investment is accounted for under the equity method of accounting and initially recorded at fair value but is not subject to fair value measurement disclosures. As of June 30, 2026, the Company's equity method investment included its investment in Guidant with a carrying value of approximately $2.7 million.

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

Concurrently with the Closing and in connection with the Rorschach Merger and the Sonnet Merger, the Company received approximately $299.9 million in cash and approximately 12.5 million HYPE tokens from investors who had previously entered into contribution and subscription agreements with Rorschach or Sonnet, respectively. At Closing, such 12.5 million HYPE tokens were valued at $411.3 million, resulting in a unrealized loss of $169.2 million, which has been recorded by the Company on its consolidated statements of operations as a component of “Loss on HYPE contribution commitment”.

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

The value attributed to in-process research and development intangible asset was expensed during the year ended June 30, 2026 as a component of “IPR&D write-off from Sonnet acquisition” included as part of Operating Income (Expense) on the Company’s consolidated statements of operations, as it was determined to have no alternative future use at the time of the acquisition.

Disposition of Certain Sonnet Assets

As described in Note 1, on March 31, 2026, the Company entered into an APA with Guidant and consummated the transactions contemplated by the APA. In connection with the APA, the Company transferred $1.325 million in cash, various developmental assets and patents related to Sonnet's tumor delivery platforms, certain employees and Sonnet's Australian subsidiary to Guidant, and subsequently in the fourth quarter in accordance with the terms of the APA provided an additional $1.0 million upon the execution of definitive investment agreements. In exchange, the Company received a 40% common stock interest in Guidant. In connection with the APA, the Company engaged Guidant under a transaction services agreement (the "TSA") to provide services to the Company for fees of $0.175 million, paid at closing of the APA. As a result of the APA, the Company accounted for its investment in Guidant as an equity method investment as of June 30, 2026, and derecognized the intangible asset for the assembled workforce, which was included in the equity method investment.

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

The Company concluded that the CVR Shares are liability classified as the criterion within ASC 815 are not met. As of the Closing, the Company concluded that the estimated fair value related to the CVR Shares is nominal as the probability of the occurrence of a Company Legacy Transaction is remote. During the CVR Term, the Company will monitor this outstanding liability and adjust the amount recorded to fair value when there is a change in the fair value. There was no change in fair value for the year ended June 30, 2026.

NOTE 8. RELATED PARTIES

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Company. The Company has a short term shared services agreement and a short term sublease with one of its affiliates. In total, the Company recognized $0.4 million in “Selling, general and administrative and research and development expenses" on the Company's consolidated statements of operations related to these arrangements for the year ended June 30, 2026. As of June 30, 2026, the Company had a nominal outstanding balance due to the affiliate. The amount is included in “other current liabilities” on the Company’s consolidated balance sheets. These expenses include but are not limited to legal, travel, and other expenses.

As of June 30, 2026, the Company had a receivable of approximately $0.4 million from Guidant and a payable of approximately $0.3 million to Guidant, which are included within "receivable from related party" and "other current liabilities," respectively, on the Company's consolidated balance sheets. Additionally, under the TSA, the Company agreed to share cost savings related to the unwind of the remaining Sonnet assets with Guidant.

During the year ended June 30, 2026, total compensation paid to the Company's board of directors was $0.9 million. This amount included 20,463 shares of Common Stock issued (in lieu of cash compensation) for a total fair value of $0.1 million, as well as $0.5 million of compensation expense recognized related to 326,312 RSUs granted during the year ended June 30, 2026.

Advisor Rights and Strategic Advisor Agreement

Pursuant to the BCA, on the Closing Date, the Company and the Advisor, an affiliate, entered into an Advisor Rights Agreement (the “Advisor Rights Agreement”) and a Strategic Advisor Agreement (the “Advisory Agreement”), and the Company issued to the Advisor Common Stock and three warrants (each, an “Advisor Warrant”). The fair value of the Common Stock issued to the Advisor was approximately $48.9 million. The Advisor Warrants, which are considered a Level 3 asset under the fair value hierarchy, had a cumulative fair value of $134.7 million, calculated using a Black Scholes option pricing model with the following key inputs: (1) volatility of the HYPE token of 123%; (2) risk free rate of 3.66%; (3) expected term of 5.0 years; (4) an annual dividend rate of 0% and (5) stock price of $6.30. The total value of the equity issued to the Advisor of $183.6 million was allocated between the cost of issuance of Common Stock pursuant to the Closing PIPE and the Contributions (as defined in Note 10), of which $178.3 million is recognized in additional paid-in capital and the acquisition of Sonnet, of which $5.3 million is recognized as a cost of the acquisition, based on the number of shares and warrants issued in the transactions contemplated by the BCA.

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

Pursuant to the Advisory Agreement, the Advisor has agreed to use commercially reasonable efforts to provide us with certain technical advisory services related to the digital asset ecosystem, including Hyperliquid and related digital assets, developments in digital asset industries, the selection of third-party vendors with respect to asset management and related digital asset services and other strategic advice regarding digital assets treasury operations for a term of five years (subject to earlier termination under certain circumstances). The Advisory Agreement provides that, unless otherwise agreed by Advisor and subject in all respects to applicable law, in the event that we raise equity or equity-linked financing during the term, the Advisor will be entitled to receive grants of equity in the form of (a) shares of Common Stock equal to 5% of the number of shares of Common Stock issued or issuable pursuant to such financing and (b) warrants to purchase an aggregate number of shares of Common Stock equal to 15% of the number of shares of Common Stock issued or issuable pursuant to such financing, in substantially the same form as the Advisor Warrants, or as otherwise may be agreed by us and the Advisor. The Advisor has waived its right to receive such additional equity grants on account of any equity or equity-linked financing consummated by the Company following the Closing, unless and until it revokes such waiver with respect to future financings. Revocation requires two weeks’ advance notice provided to the Company and no such notice has been provided through the date of the issuance of the financial statements. The Advisor shall also be entitled to receive such additional compensation, if any, as may be approved by the Company's Board.

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

From the Closing Date through June 30, 2026, the Company paid approximately $4.7 million to former Sonnet holders related to exercises of the cash settlement option, and as of June 30, 2026, the remaining expected cash settlement amount of approximately $0.6 million is included on the Company’s consolidated balance sheets as a part of “Other current liabilities.”

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

Also on the Closing Date, the Board adopted and the Company filed with the Secretary of State of the State of Delaware a certificate of designation (the “Certificate of Designation”) designating the rights, preferences and limitations of the Series A Preferred Stock. Up to 200,000 shares were designated Series A Preferred Stock, with each share of Series A Preferred Stock having a stated value equal to $1,000 (the “Stated Value”). Each share of Series A Preferred Stock is convertible, at the option of the holder, into that number of shares of Common Stock determined by dividing the Stated Value by $6.25 (the “Conversion Price”). The Conversion Price may be adjusted pursuant to the Certificate of Designation for stock dividends and stock splits, subsequent rights offerings, pro rata distributions of dividends or the occurrence of a Fundamental Transaction (as defined in the Certificate of Designation). A holder of Series A Preferred Stock will not have the right to convert any portion of its Series A Preferred Stock if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

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

During the year ended June 30, 2026, the Company issued 20,463 shares of Common Stock (in lieu of cash compensation) to its board of directors, for a total fair value of $0.1 million included within "selling, general and administrative and research and development expenses" on the Company's consolidated statements of operations.

In determining related stock-based compensation expense for any award under the 2025 Equity Incentive Plan, the Company has made an accounting policy election to account for forfeitures of awards as they occur and therefore stock-based compensation expense presented below has not been adjusted for any estimated forfeitures

Restricted Stock Units

The Company records stock-based compensation expense related to restricted stock units ("RSUs"). For the year ended June 30, 2026, the Company recorded stock-based compensation expense allocated as follows (in thousands):

	For the Year Ended	For the Period From June 13, 2025 (Inception) Through
	June 30, 2026	June 30, 2025
Selling, general and administrative and research and development expenses	$893	$-
Total	$893	$-

The Company did not issue RSUs or record stock-based compensation expense for the period from June 13, 2025 (inception) through June 30, 2025.

A summary of the restricted stock units ("RSUs") activity during the year ended June 30, 2026 is presented below:

	Number of RSUs	Weighted Average Grant Date Price
RSUs June 30, 2025	-	-
Granted	1,169,558	$6.71
Vested	-	-
Forfeited	-	-
RSUs undelivered June 30, 2026	1,169,558	$6.71

The weighted average grant date fair value of common share-settled restricted stock units during the year ended June 30, 2026 was $6.71, based on the fair value of the Company's common stock.

RSUs have been granted to directors and officers of the Company in accordance with the Company’s 2025 Equity Incentive Plan.

During the year ended June 30, 2026, the Company and its Chief Financial Officer entered into an Employment Agreement (the "CFO Employment Agreement"). Per the CFO Employment Agreement, the Chief Financial Officer received two one-time awards of time-based RSU awards, each with a target value of $1.0 million. Each award vests ratably on an annual basis over three years, subject to continued employment through the applicable vesting dates. The first award has a vesting period commencement date of December 2, 2025, with a target fair value based on the volume weighted average price of the Company during its first eight trading days, and the second award has a vesting period commencement date equal to the date of grant, with target fair value based on the stock price of the Company as of the date of grant.

The Chief Financial Officer is also eligible to be granted annual equity and equity-based awards under the 2025 Equity Incentive Plan, with a target grant date fair value of $1 million for the current fiscal year (subject to modification in the future based on the Board’s and Compensation Committee’s evaluation of various factors, including but not limited to, the executive’s performance, the Company’s financial condition, and other relevant criteria as determined by the Board and Compensation Committee), 50% of the awards shall be granted pursuant to time-vesting awards that will vest ratably on an annual basis over a three year period (“Time-Based Awards”) and 50% of the awards shall be granted pursuant to performance-vesting awards (“Performance-Based Awards”), subject to the Chief Financial Officer's continuous employment through such vesting date (other than certain termination provisions outlined in the CFO Employment Agreement).

In accordance with an employment agreement (and subsequent amended agreement) entered into between the Company and its Chief Executive Officer (collectively the "CEO Employment Agreement"), The Chief Executive Officer is eligible to be granted equity and equity-based awards on an annual basis for each fiscal year commencing with the fiscal year beginning July 1, 2026 (after the close of the applicable fiscal year and related financial statements for such fiscal year have been filed) at the Compensation Committee’s discretion. Each such annual award shall have a target grant date fair value between $2 million and $3 million, (subject to modification in the future based on the Board’s and Compensation Committee’s evaluation of various factors, including but not limited to, the executive’s performance, the Company’s financial condition, and other relevant criteria as determined by the Board and Compensation Committee). Annual equity awards are expected to consist primarily of long-term vesting restricted stock units and/or performance stock units, with vesting schedules and performance criteria to be determined by the Compensation Committee and/or the Board and set forth in the applicable award agreement.

During the year ended June 30, 2026, the Company and SBR Limited, a Hong Kong company (the "Consultant") entered into a placement agreement whereby the Consultant will supply the Company with its Chief Operating Officer (the "Executive Placement Agreement" or the "COO Placement Agreement"). In addition, in connection with the execution of the COO Placement Agreement the Consultant received two awards of time-based restricted stock units, each vesting on an annual basis over a three-year period. One of such initial awards has a target fair value of $1,000,000 based on the volume weighted average price of the Company’s common stock during the Company’s first eight trading days following December 2, 2025, with the vesting period commencing on that date, and the second has a target grant date fair value of $1,000,000 based on the closing price of the Company’s common stock on May 5, 2026, with the vesting period commencing on that date.

The Consultant is also eligible to be granted annual equity and equity-based awards under the 2025 Equity Incentive Plan, with a target grant date fair value of $1 million for the current fiscal year (subject to modification in the future based on the Board’s and Compensation Committee’s evaluation of various factors, including but not limited to, the Consultant’s performance, the Company’s financial condition, and other relevant criteria as determined by the Board and Compensation Committee), 50% of the awards shall be granted pursuant to time-vesting awards that will vest ratably on an annual basis over a three year period (“Time-Based Awards”) and 50% of the awards shall be granted pursuant to performance-vesting awards (“Performance-Based Awards”), subject to the term of the Executive Placement Agreement continuing through such vesting date and the Consultant's continuous engagement through the applicable vesting dates. (other than certain termination provisions outlined in the Executive Placement Agreement).

As of June 30, 2026, there was approximately $7.0 million of total unrecognized share-based compensation expense related to unvested RSUs, which the Company expects to recognize over a weighted average vesting period of approximately 1.6 years.

Equity Facility

On October 22, 2025, the Company entered into an agreement (the "Purchase Agreement") with Chardan Capital Markets LLC (“Chardan”) for Chardan to purchase up to $1.0 billion of shares of the Company’s Common Stock (the "Equity Facility"). The Company engaged LifeSci Capital, LLC as a qualified independent underwriter in connection with the Purchase Agreement. Pursuant to and upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement, beginning on the later of the Closing Date and the date the registration statement registering the resale of such shares is effective (the “Commencement Date”), the Company has the right from time to time at the Company’s option to direct Chardan to purchase up to $1.0 billion of shares of Common Stock. Sales of the Company’s Common Stock to Chardan under the Purchase Agreement, and the timing of any sales, will be determined by the Company from time to time in the Company’s sole discretion. Per the requirements of the Purchase Agreement, the Company paid total fees of $1.1 million to Chardan for the year ended June 30, 2026, which are included within "Other expense" on the Company's consolidated statements of operations. Fees consisted of initial amounts paid at inception, in addition to additional commitment fees based on the amount of shares sold under the Purchase Agreement, including $0.3 million paid upon the Company's receipt of an aggregate of $25.0 million in proceeds from sales of Common Stock under the Purchase Agreement, and $0.6 million paid upon the Company's receipt of an aggregate of $50.0 million in proceeds from sales of Common Stock under the Purchase Agreement. As of June 30, 2026, 76,063,600 shares of common stock have been issued under the Equity Facility for gross proceeds of $646.6 million.

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

At the Closing, one investor received approximately 166,173 shares of HSI Series A Preferred Stock instead of shares of HSI Common Stock. In total, 123,354,259 shares of HSI Common Stock and 166,173 shares of HSI Series A Preferred Stock were issued in exchange for the gross proceeds of the Closing PIPE and the Contributions. The gross proceeds amount of $880.4 million was recorded to Common Stock and Series A Preferred Stock based on the respective par values with the excess of the gross proceeds above par values recorded to additional paid-in capital. Additional paid-in capital was reduced for the impact of cash paid for transaction costs of $2.3 million related to the Closing PIPE financing. Additionally, as noted in Note 5, at Closing, such 12.5 million HYPE tokens were valued at $411.3 million, resulting in a loss on commitment of $169.2 million recognized by the Company on the HYPE tokens.

Stock Repurchase Program

On December 8, 2025, the Company announced that the Board had authorized a stock repurchase program of up to $30 million of the Company’s outstanding Common Stock that will be in place for up to 12 months. Through June 30, 2026, a total of 3,067,097 shares of Common Stock were repurchased by the Company for a total of approximately $10.5 million.

Warrants

A summary of the warrant activity during the year ended June 30, 2026 is presented below:

Number of Warrants
Outstanding as of June 30, 2025	-
Issued	30,203,375
Exercised	(1,544,761)
Outstanding as of June 30, 2026	28,658,614

Included within exercised warrants in the above table, during the year ended June 30, 2026, warrants to purchase 1,162,667 shares of common stock were exercised through a cashless exercise provision. Net shares of 498,887 were issued and 663,780 shares were withheld to cover the aggregate exercise price. There was no warrant activity for the period from June 13, 2025 (inception) through June 30, 2025.

The following table presents information related to warrants as of June 30, 2026:

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years
$9.38	9,131,600	4.4
$12.50	9,131,600	4.4
$18.75	9,131,600	4.4
$6.25	1,237,334	4.0
Various (> $47.00)	26,480	Various
	28,658,614

NOTE 11. INCOME TAXES

The Company was a partnership for the period beginning on June 12, 2025 and ending June 30, 2025, and as such no income taxes or deferred taxes were recognized. Accordingly, comparative tables have not been included. As a result of the Business Combination, the Company is treated as a corporation for U.S. federal and state income tax purposes. Prior to the Business Combination, the Company was treated as a partnership for U.S. federal income tax purposes and therefore was not subject to U.S. federal and state income taxes.

The components of income (loss) before the provision for income taxes are as follows (in thousands):

For the Year Ended
June 30, 2026
Domestic	$182,200
Foreign	306,817
Income (loss) before income taxes	$489,017

The provision for income taxes consists of the following expenses (benefits) (in thousands):

For the Year Ended
June 30, 2026
Current:
Federal	$-
State and local	-
Foreign	-
Total current	-
Deferred:
Federal	183,283
State and local	192
Foreign	-
Total deferred	183,475
Total provision for (benefit from) income taxes	$183,475

The effective income tax rate for the year ended June 30, 2026 differs from the statutory federal income tax rate as follows (in thousands):

	For the Year Ended
	June 30, 2026
	Amount	Rate
Income tax expense at U.S. federal statutory rate	$102,693	21.0%
State and local income tax, net of federal income tax effect*	133	0.0%
Foreign tax effects
Cayman — foreign rate differential	(64,432)	(13.2%)
Effect of changes in tax laws or rates enacted in the current period	-	0.0%
Effect of cross-border tax laws
Unremitted foreign earnings (ASC 740-30 / APB 23 liability)	63,710	13.0%
Subpart F income	722	0.2%
Tax credits	-	0.0%
Changes in valuation allowances	(2,437)	(0.5%)
Nontaxable or nondeductible items
Non-deductible loss on commitment	35,569	7.3%
Non-deductible IP research and development write-off	7,487	1.5%
Non-deductible equity issuance costs	2,970	0.6%
Non-deductible meals and entertainment	3	0.0%
Change in tax status	37,007	7.6%
Changes in unrecognized tax benefits	-	0.0%
Other, net	50	0.0%
Total provision for (benefit from) income taxes / effective tax rate	$183,475	37.5%

*State taxes in New York made up the majority (greater than 50 percent) of the tax effect in this category.

The Company recorded $183.5 million of income tax expense for the year ended June 30, 2026. The effective tax rate differs from the statutory tax rate of 21% for the year ended June 30, 2026, primarily due to non-deductible transaction-related items associated with executing the BCA, the Company’s change in tax status from a partnership to a corporation as a result of the Business Combination, and the associated HYPE contribution. The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consisted of the following (in thousands):

For the Year Ended
June 30, 2026
Deferred tax assets:
Net operating loss carryforwards — federal	$24,588
Net operating loss carryforwards — state	7
Net operating loss carryforwards — foreign	2,112
Capitalized research and development costs (Section 174)	2,391
Section 163(j) interest expense carryforward	572
Stock-based compensation	188
Accrued compensation	221
Tax credit carryforwards	3,008
Other	-
Total gross deferred tax assets	33,087
Less: valuation allowance	(30,287)
Total deferred tax assets, net of valuation allowance	2,800

Deferred tax liabilities:
Digital assets — HYPE token	(122,482)
Undistributed earnings in foreign subsidiary	(63,792)
Property and equipment — depreciation	(1)
Other	-
Total deferred tax liabilities	(186,275)

Net deferred tax asset (liability)	$(183,475)

The Company initially recognized a deferred tax liability and a corresponding deferred tax expense of $37.0 million in connection with the receipt of HYPE from certain investors at the Closing and the change in tax status from a partnership to a corporation as a result of the Business Combination. Subsequently, the Company recognized additional deferred tax expense and deferred tax liability as a result of the net appreciation of the HYPE tokens above the cumulative cost basis of both the HYPE tokens received at Closing and any subsequent purchases. As of June 30, 2026, the Company's deferred tax liability and corresponding provision for income taxes for the year ended June 30, 2026 was $183.5 million, primarily related to the difference between the fair value of the HYPE tokens and their tax basis.

As of June 30, 2026, the Company has provided for U.S. Income taxes on unremitted earnings of its Cayman subsidiary that are not deemed permanently reinvested and subject to future taxation under the Subpart F regime. The cumulative undistributed earnings of this subsidiary was $303.4 million, with a federal deferred tax liability recorded of $63.7 million.

As of June 30, 2026, the Company had $117.1 million, $26.7 million and $15.1 million of federal, state and foreign net operating losses, respectively. The federal net operating losses will begin to expire in 2031, the state net operating losses will begin to expire in 2039 and the foreign net operating losses begin to expire in 2027.

As of June 30, 2026, the Company has federal and state research and development tax credit carryforwards of $2.8 million available to reduce future tax liabilities which will begin to expire in 2035 and 2032, respectively.

Due to the change in ownership provisions of the Internal Revenue Code, the availability of the Company’s net operating loss carryforwards may be subject to annual limitations, against taxable income in future periods, which could substantially limit the eventual utilization of such carryforwards. The Company has not yet completed a Section 382 analysis as of the reporting date to determine possible limitations, however any impact of such limitations would not have a material impact to the financial statements due to the valuation allowance maintained.

Realization of the deferred tax assets related to the Company’s net operating loss and tax credit carryforwards are contingent on future taxable income and based upon uncertainty of the both the timing and ability to realize taxable income as well as the statutory limitations provided in the Internal Revenue Code, management has concluded that the deferred tax assets related to the Company’s net operating loss and tax credit carryforwards do not meet the more-likely-than-not threshold for realizability. Accordingly, a full valuation allowance continues to be recorded against these deferred tax assets as of June 30, 2026.

Activity in the valuation allowance was as follows (in thousands):

For the Year Ended
June 30, 2026
Balance at beginning of year	$-
Amounts recorded through the opening balance sheet / business combination	(32,724)
Adjustments to the beginning balance	-
Net change recorded in the provision for income taxes	2,437
Balance at end of year	$(30,287)

There were no cash payments for income taxes made during the year ended June 30, 2026.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Subsequent to June 30, 2026, the Company deployed $17.3 million to repurchase approximately 2.7 million shares of its common stock and subsequently raised $117.1 million through the issuance of approximately 10.7 million shares of its common stock under the Equity Facility. The result was the Company netted approximately $99.8 million in proceeds, which were used for corporate treasury purposes including, but not limited to, purchasing HYPE tokens.