Form 10-Q
period 2026-09-30
Hyperliquid Strategies Inc
filed 2026-11-05
CIK 2078856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 4, 2026, there were 277,008,716 shares of the Company’s Common Stock, $0.01 par value, issued and outstanding.

HYPERLIQUID STRATEGIES INC

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HYPERLIQUID STRATEGIES INC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	September 30,	June 30,
	2026	2026
Assets
Current assets
Cash and cash equivalents	$254,572	$137,917
Prepaids and other current assets	1,086	14,084
Receivable from related party	400	405
Total current assets	256,058	152,406
HYPE digital assets	3,505,286	1,904,052
Equity method investment	2,135	2,675
Other non-current assets	826	875
Total assets	$3,764,305	$2,060,008
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,633	$1,190
Other current liabilities	4,516	2,472
Total current liabilities	6,149	3,662
Deferred tax liability	355,178	183,475
Total liabilities	361,327	187,137
Stockholders’ equity:
Series A Preferred stock, $0.01 par value, 100,000,000 shares authorized as of September 30, 2026 and June 30, 2026; 166,173 shares issued and outstanding as of September 30, 2026 and June 30, 2026	2	2
Common stock, $0.01 par value, 2,000,000,000 shares authorized as of September 30, 2026 and June 30, 2026; 278,271,288 shares issued and 272,478,097 shares outstanding (excluding treasury shares of 5,793,191) as of September 30, 2026, and 203,617,555 shares issued and 200,550,458 shares outstanding (excluding treasury shares of 3,067,097) as of June 30, 2026	2,783	2,036
Additional paid-in capital	2,502,468	1,576,369
Retained earnings	925,547	304,945
Treasury stock, at cost; 5,793,191 and 3,067,097 shares as of September 30, 2026, and June 30, 2026, respectively	(27,822)	(10,481)
Total stockholders’ equity	3,402,978	1,872,871
Total liabilities and stockholders’ equity	$3,764,305	$2,060,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERLIQUID STRATEGIES INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	For the Three Months Ended	For the Three Months Ended
	September 30,	September 30,
	2026	2025
Revenue
Staking and validator commission revenue	$12,250	$-
Total revenue	12,250	-

Operating income (expense):
Unrealized gain on HYPE digital assets	803,040	-
Loss on HYPE contribution commitment	-	(13,380)
Selling, general and administrative and research and development expenses	(7,607)	(19)
Total operating income (expense)	795,433	(13,399)

Net operating income (loss)	807,683	(13,399)

Other income (expense):

Other expense	(15,262)	-
Loss from equity method investment in Guidant	(540)	-
Interest income	1,045	-
Total other income (expense)	(14,757)	-

Net income (loss) before income taxes	792,926	(13,399)

Provision for income taxes	(172,324)	-

Net income (loss)	620,602	(13,399)
Less: Net income allocated to participating preferred stockholders	(67,876)	-
Net income (loss) attributable to common stockholders	$552,726	$(13,399)

Net income (loss) per common share
Basic	$2.55	-
Diluted	$2.54	-

Weighted average number of common shares outstanding
Basic	216,508,610	-
Diluted	217,441,585	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERLIQUID STRATEGIES INC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(In thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid in	Retained Earnings (Accumulated	Treasury Stock		Stockholders' Equity
	Shares	Par	Shares	Par	Capital	Deficit)	Shares	Amount	(Deficit)
Balance at June 30, 2026	166,173	$2	200,550,458	$2,036	$1,576,369	$304,945	3,067,097	$(10,481)	$1,872,871
Acquisition of treasury stock	-	-	(2,726,094)	-	-	-	2,726,094	(17,341)	(17,341)
Stock-based compensation	-	-	-	-	1,698	-	-	-	1,698
Sales of shares under Equity Facility, net of fees	-	-	74,640,500	747	924,297	-	-	-	925,044
Issuance of shares to Board of Directors, in lieu of cash	-	-	13,233	-	104	-	-	-	104
Net income	-	-	-	-	-	620,602	-	-	620,602
Balance at September 30, 2026	166,173	$2	272,478,097	$2,783	$2,502,468	$925,547	5,793,191	$(27,822)	$3,402,978

Balance as of June 30, 2025	-	$-	-	$-	$-	$(597)	-	$-	$(597)
Issuance of equity	-	-	-	-	297	-	-	-	297
Net loss	-	-	-	-	-	(13,399)	-	-	(13,399)
Balance as of September 30, 2025	-	$-	-	$-	$297	$(13,996)	-	$-	$(13,699)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERLIQUID STRATEGIES INC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(In thousands)

	For the three months ended September 30,	For the three months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$620,602	$(13,399)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on HYPE digital assets	(803,040)	-
Loss on HYPE contribution commitment	-	13,380
Loss from equity method investment in Guidant	540	-
Non cash staking and validator commission revenue	(12,250)	-
Stock-based compensation	1,698	-
Non cash issuance of shares to Board of Directors	104	-
Deferred income tax	171,703	-
Changes in operating assets and liabilities:
Prepaids and other current assets	1,043	(114)
Receivable from related party	5	-
Other non-current assets	49	-
Accounts payable	443	49
Other current liabilities	2,044	-
Net cash used in operating activities	(17,059)	(84)

Cash flows from investing activities:
Purchases of HYPE digital assets	(643,001)	-
Purchases of USDC	(131,075)	-
Sales of USDC	87	-
Net cash used in investing activities	(773,989)	-

Cash flows from financing activities:
Net proceeds from issuance of equity	925,044	297
Repurchases of common stock	(17,341)	-
Net cash provided by financing activities	907,703	297

Net increase in cash and cash equivalents	116,655	213

Cash and cash equivalents, beginning of period	137,917	-
Cash and cash equivalents, end of period	$254,572	$213

Supplemental disclosure of non-cash investing and financing activities:
USDC converted into HYPE digital assets	$142,943	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

HYPERLIQUID STRATEGIES INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

Organization and General

Hyperliquid Strategies Inc (the “Company” or “HSI”), a Delaware corporation, is a digital asset treasury company with a focus on building, managing, and optimizing its treasury with HYPE digital assets. The Company was created on July 2, 2025. In August 2025, the Company incorporated a wholly owned entity in the Cayman Islands, Rorschach Cayman LLC (“Rorschach Cayman”). The Company owns all of the equity and has unilateral control over Rorschach Cayman and as such consolidates the entity under Accounting Standards Codification ("ASC") 810, “Consolidation.” The Company has selected June 30 as its fiscal year end.

On July 11, 2025, Sonnet BioTherapeutics Holdings, Inc. (“Sonnet”), the Company, Rorschach I LLC ("Rorschach"), Sonnet Merger Sub Inc., and Rorschach Merger Sub LLC entered into a Business Combination Agreement (as subsequently amended, the “BCA”) pursuant to which, subject to the terms and conditions contained in the BCA, (i) Rorschach Merger Sub LLC would merge with and into Rorschach (the "Rorschach Merger") with Rorschach surviving the Rorschach Merger as a direct wholly owned subsidiary of the Company and (ii) immediately following the Rorschach Merger, Sonnet Merger Sub Inc. would merge with and into Sonnet (the "Sonnet Merger"), with Sonnet surviving the Sonnet Merger as a direct wholly owned subsidiary of the Company.

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

On March 31, 2026, the Company entered into an asset purchase agreement (the "APA") with Guidant Bio Therapeutics Inc. ("Guidant"). In connection with the closing of the transactions contemplated by the APA on that date, the Company transferred $1.325 million in cash, various developmental assets and patents related to its tumor delivery platforms, certain employees and its Australian subsidiary to Guidant, and subsequently in accordance with the terms of the APA provided an additional $1.0 million upon execution of definitive investment agreements. In exchange, the Company received a 40% common stock interest in Guidant. In connection with the APA, the Company engaged Guidant under a transaction services agreement (the "TSA") to provide services to the Company for fees of $0.175 million, paid at the closing of the APA.

The Company’s primary strategy is building, managing, and optimizing its treasury with HYPE tokens, which are the native digital assets of the Hyperliquid Layer-1 blockchain.

HSI’s Common Stock (as defined in Note 8) is listed on the Nasdaq stock exchange under the ticker symbol “PURR” and began trading on December 3, 2025; on the same day, Sonnet’s common stock ceased to trade.

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

Risks and Uncertainties

The Company’s financial condition is substantially dependent on the market price and liquidity of HYPE tokens as the Company’s treasury assets are concentrated in cash and HYPE tokens. HYPE tokens are the native cryptocurrency of the Hyperliquid Layer 1 blockchain. HYPE tokens have experienced significant price volatility, and the Company’s financial results and carrying value of its HYPE tokens will fluctuate materially based on HYPE token price movements. The Company depends on the success and adoption of the Hyperliquid Layer 1 blockchain for the value of its treasury holdings in HYPE tokens. The HYPE tokens owned by the Company represented approximately 16% of the outstanding circulating supply as of September 30, 2026.

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

The processes by which the HYPE transactions are settled are dependent on the peer-to-peer network of Hyperliquid, and as such, the Company is subject to operational risk. A risk also exists with respect to currently unknown technical vulnerabilities, which may adversely affect the value of HYPE.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, including the instructions to Form 10-Q and Article 8-03 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026. There have been no significant changes in the Company’s accounting policies since June 30, 2026.

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

As discussed in Note 1, the combination of Rorschach and HSI was accounted for as a reverse recapitalization, with Rorschach surviving as the accounting acquirer. Consequently, the condensed consolidated financial statements of the Company reflect the operations of Rorschach for accounting purposes, together with the financial position and results of operations of HSI and Sonnet subsequent to the Closing Date.

Cash and Cash Equivalents

Cash and cash equivalents include cash and interest-bearing highly liquid investments, such as money market funds, that are not restricted as to withdrawal or use, or treasury bills with an initial maturity of three months or less.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Rorschach, Rorschach Cayman, HypeStrat Markets LLC and Sonnet. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Segment Reporting

The Company complies with ASC 280, “Segment Reporting”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise where discrete financial information is available and evaluated regularly by the Chief Operating Decision Maker (“CODM”), in deciding how to allocate resources and in assessing performance. Refer to Note 5 for additional information on the Company’s identification of operating segments.

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

Estimates are assessed each period and updated to reflect current information. Significant estimates include valuation of financial instruments, valuation of digital assets, valuation of equity issued as compensation and valuation allowances for income taxes.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. With limited operating history, the Company has recognized a full valuation allowance on its deferred tax assets.

The Company recognized a deferred tax liability and a corresponding deferred tax expense of $37.8 million in connection with the receipt of HYPE from certain investors at the Closing. As of September 30, 2026, the Company's deferred tax liability and corresponding provision for income taxes for the three months ended September 30, 2026 was $355.2 million and $172.3 million, respectively, related to the difference between the fair value of the HYPE tokens and their tax basis from either a contribution or an acquisition. The effective tax rate differs from the statutory tax rate of 21% and 0% for the three months ended September 30, 2026 and 2025, respectively, primarily due to non-deductible costs as well as a valuation allowance on any deferred tax assets or net operating losses (NOLs) where the Company does not have sufficient existing taxable income to support such assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any expenses and the actual income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results for the three months ended September 30, 2026 and 2025.

Valuation allowances are established when the Company has concluded that it is more likely than not that such deferred tax assets are not realizable. The Company’s ability to realize its remaining deferred tax assets as of September 30, 2026 and June 30, 2026, is primarily dependent upon generating sufficient taxable income of the proper character in future years. Management has concluded that there is not sufficient positive evidence to support the expected realization of certain deferred tax assets related to the Company’s net operating loss and tax credit carryforwards, primarily due to Internal Revenue Code Section 382 limitations.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the three months ended September 30, 2026 and 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. As of September 30, 2026 and June 30, 2026, no tax audits were commenced nor in process.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires incremental annual income tax disclosures. This amendment includes disclosures of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold; income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions that meet a quantitative threshold; income (or loss) from continuing operations before income tax expenses (or benefit) disaggregated between domestic and foreign; and income tax expense (or benefit) from continuing operations disaggregated by federal, state and foreign. The Company adopted ASU 2023-09 on July 1, 2026 on a prospective basis, with an immaterial impact of adoption on its condensed consolidated financial statements.

Digital Assets

The Company’s digital assets, which are custodied at a qualified custodian, primarily consist of HYPE tokens (the Hyperliquid Layer-1 blockchain network’s utility token). HYPE digital assets are accounted for in accordance with ASC 350-60, “Intangibles—Goodwill and Other—Crypto Assets” (“ASC 350-60”). HYPE digital assets are initially recorded at cost and then subsequently remeasured at fair value as of the balance sheet date with changes in fair value recognized as unrealized gains or losses in operating income (expense). Upon derecognition of HYPE digital assets, the Company recognizes realized gains or losses in operating income (expense) on the condensed consolidated statements of operations, based upon the fair value of HYPE digital assets on the date and time of derecognition. The Company tracks its cost basis of digital assets by wallet in accordance with the specific identification method of accounting. HYPE digital assets are valued using prices as reported on the Company’s principal market exchange as of the date of determination, and one second before midnight UTC as of the end of the reporting period. The price of HYPE as of September 30, 2026 and June 30, 2026 was $90.99 and $65.04, respectively.

U.S. Dollar Coin

The Company holds U.S. Dollar Coin ("USDC"), a reserve-backed stablecoin issued by Circle Internet Financial, Inc. that is designed to maintain a 1:1 value with the U.S. dollar and is commonly used as a method of payment in digital asset markets. On its condensed consolidated balance sheets, the Company classifies its USDC in "prepaids and other current assets" rather than as part of its digital assets subject to ASC 350-60 because the holdings are readily convertible into known amounts of U.S. dollars, are redeemable or exchangeable on demand, and are subject to insignificant risk of changes in value due to USDC's intended 1:1 peg to the U.S. dollar, resulting in classification as a financial instrument.

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

Revenue

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”) by following the five prescribed steps -- identify the contract, identify the performance obligation, determine the transaction price, allocate the transaction price to the performance obligation and determine when to recognize revenue. Revenue is recognized upon transfer of control of promised products or services (i.e., performance obligations) to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services.

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

The Company engages third party counterparties and its own validator to stake its HYPE holdings. These parties keep a percentage of any staking yield earned as a fee and pass on the remainder to HSI. Because the Company does not unilaterally control any validator it stakes its tokens to, the Company is not the principal to the validation service. As such, the Company presents delegated staking rewards as revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled. The Company recognized $12.1 million and $0.0 million of staking income during the three months ended September 30, 2026 and 2025, respectively, which is included within "staking and validator commission revenue" on the Company's condensed consolidated statements of operations.

Validator Commission Income

On May 13, 2026, the Company launched a validator node on the Hyperliquid network in partnership with Nexus Research Labs, Inc., parent of Unit Labs ("Unit"), a digital asset infrastructure and staking services provider, as “Hyperliquid Strategies x Unit” (the “Validator”). The Validator operates within the HyperCore infrastructure and participates in the HyperBFT consensus mechanism, producing blocks and validating transactions alongside the network’s existing active validators. The Validator is able to accept delegations from both the Company and third-party HYPE holders (the customers). The newly launched Validator operations are subject to the same performance standards, jailing criteria, and uptime requirements applicable to all Hyperliquid validators. Under the arrangement, Unit is responsible for the day-to-day technical operation of the validator infrastructure under a service level agreement with the Company and the Company exercises direct oversight on validator performance and compliance with its internal staking risk management framework. The Validator earns commissions, paid in HYPE tokens, for its services.

Based on the terms of the contract with Unit, the Company concluded that it does not control the operations at the Validator, and therefore the Company is not the principal to the arrangement with the Validator's customers. Accordingly, validator commission income is recognized on a net basis in "staking and validator commission revenue" on the Company's condensed consolidated statements of operations, reflecting only the portion of protocol rewards and commission to which the Company is entitled after amounts payable to Unit under the arrangement.

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

The Company accounts for the warrants issued to former Sonnet stockholders and the three warrants issued to the Advisor (as defined in Note 6) (the "Advisor Warrants") as equity, except in certain limited circumstances where the holder has the right to receive cash in certain contingent situations. The fair value of any unexercised warrants where this contingent right exists is nominal.

Equity Facility

The Company’s Equity Facility (see Note 8, section “Equity Facility”) is considered an equity-linked contract and also a derivative accounted for under ASC 815. During the three months ended September 30, 2026 and 2025, the Company recognized $15.3 million and $0.0 million, respectively, of other expenses related primarily to the change in the price of the Company’s equity at the time of entering into the forward (trade date) and the price at settlement, which is included within "Other expense" on the Company's condensed consolidated statements of operations. The fair values associated with the related liability as of September 30, 2026 and June 30, 2026 are immaterial.

Treasury Stock

The Company accounts for treasury stock under the cost method in accordance with ASC 505-30, "Equity: Treasury Stock". Under this method, the Company records the aggregate purchase price of treasury stock on the trade date at cost and includes treasury stock as a reduction to stockholders’ equity.

Recent Accounting Pronouncements Pending Adoption

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specified information about certain costs and expenses (such as purchases of inventory, employee compensation, depreciation, and amortization) within the relevant expense captions presented on the face of the statements of operations. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its condensed consolidated financial statements.

Net Income (Loss) Per Common Share

The Company computes net income (loss) per share attributable to common stockholders under the two-class method required for participating securities. The two-class method allocates earnings between common stockholders and holders of participating securities. The Company's outstanding shares of Series A Preferred Stock (see Note 8) are participating securities due to their rights to participate in dividends with common stock. The Series A Preferred Stock does not have a contractual obligation to share in the Company’s losses and is therefore excluded in the calculation of basic net loss per share during periods when the Company has a net loss.

The Company has one class of Common Stock. The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share amounts):

For the Three Months Ended
September 30, 2026
Basic and diluted net income (loss) per share:
Numerator
Net income (loss)	$620,602
Less: Net income allocated to preferred stockholders	(67,876)
Net income (loss) attributable to common stockholders - basic and diluted	$552,726
Denominator
Basic weighted-average shares outstanding	216,508,610
Dilutive effect of warrants assumed exercised	410,964
Dilutive effect of service based restricted stock units	522,011
Diluted weighted-average shares outstanding	217,441,585

Net Income (Loss) Per Share
Basic	$2.55
Diluted	$2.54

The Company analyzed the calculation of net income (loss) per share for periods prior to the Reverse Recapitalization and determined that it resulted in values that would not be meaningful to the users of the condensed consolidated financial statements since the Company's capital structure changed as a result of the Reverse Recapitalization. Therefore, net income (loss) per share is not presented for the three months ended September 30, 2025.

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the common share equivalents had been issued (computed using the treasury stock method for warrants and restricted stock units), if dilutive. Diluted net income (loss) per share is computed in the same manner as basic net income (loss) per share in periods when the Company incurs a net loss, because including the effects of potentially dilutive instruments would be antidilutive.

The impact from potential common shares of common stock on the diluted net income (loss) per share calculation are included when dilutive. Potential shares of common stock issuable upon the vesting of restricted stock units and upon the potential exercise of in-the-money warrants are computed using the treasury stock method on a weighted average basis.

The Company’s potentially dilutive securities, which were excluded from the computation of diluted net income (loss) per share because the exercise prices of the related warrants exceeded the average market price of the Company's common stock during the period, were as follows:

For the Three Months Ended
September 30, 2026
Advisor Warrants	27,394,800
Warrants issued to former Sonnet stockholders	26,480
Total	27,421,280

NOTE 3 — DIGITAL ASSETS

The Company’s digital assets are comprised primarily of HYPE tokens. The following tables present a reconciliation of the Company’s assets related to its digital assets from both a dollar value and tokens perspective:

	(In thousands)
	HYPE	USDC*	Total
Balance, June 30, 2025	$-	$-	$-
Purchases	-	-	$-
Balance, September 30, 2025	-	-	-

Balance, June 30, 2026	$1,904,052	$12,024	$1,916,076
Purchases	785,944	131,075	917,019
Sales	-	(143,030)	(143,030)
Unrealized gains	803,040	-	803,040
Receipt of HYPE digital assets from staking and validator activities	12,250	-	12,250
Other receipts of HYPE digital assets	-	-	-
Balance, September 30, 2026	$3,505,286	$69	$3,505,355

	(HYPE tokens)	(USDC tokens*)
Balance, June 30, 2025	-	-
Purchases	-	-
Balance, September 30, 2025	-	-

Balance, June 30, 2026	29,275,085	12,024,267
Purchases	9,078,739	131,075,005
Sales	-	(143,029,926)
Receipt of HYPE digital assets from staking and validator activities	170,034	-
Other receipts of HYPE digital assets	-	-
Balance, September 30, 2026	38,523,858	69,346

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

HYPE Digital Assets

The following table sets forth the units held, cost basis, and fair value of HYPE digital assets held, as shown on the condensed consolidated balance sheets as of September 30, 2026:

		(In thousands)
	Units	Cost Basis	Fair Value
HYPE digital assets	38,523,858	$2,161,527	$3,505,286

The following table sets forth the units held, cost basis, and fair value of HYPE digital assets held, as shown on the condensed consolidated balance sheets as of June 30, 2026:

		(In thousands)
	Units	Cost Basis	Fair Value
HYPE digital assets	29,275,085	$1,363,333	$1,904,052

Cost basis is equal to the cost of the HYPE tokens, net of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted HYPE token prices within the Company’s principal market at the time of measurement (one second before midnight UTC), which was $90.99 and $65.04 as of September 30, 2026 and June 30, 2026, respectively. The receipts of HYPE from native staking represent the rewards earned from staking.

NOTE 4 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2026:

	(In thousands)
	Fair Value Measurement at September 30, 2026
Assets:	Total	Level 1	Level 2	Level 3
Money market funds[1]	$147,083	$147,083	$-	$-
Treasury funds[1]	90,289	90,289	-	-
USDC[2]	69	69	-	-
HYPE digital assets	3,505,286	3,505,286	-	-
Total assets measured at fair value	$3,742,727	$3,742,727	$-	$-
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

The Company's equity method investment is accounted for under the equity method of accounting and initially recorded at fair value but is not subject to fair value measurement disclosures. As of September 30, 2026 and June 30, 2026, the Company's equity method investment included its investment in Guidant with a carrying value of approximately $2.1 million and $2.7 million, respectively.

NOTE 5 — SEGMENT INFORMATION

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s primary measure of performance and making key decisions regarding resource allocation, the CODM reviews these items in the manner presented in the condensed consolidated statements of operations, while the net income (loss) of the Company is used as the key metric for measuring performance.

NOTE 6 — RELATED PARTIES

In the normal course of business, certain expenses of the Company may be paid by, and then reimbursed to an affiliate of the Company. The Company has a short term shared services agreement and a short term sublease with one of its affiliates. As of September 30, 2026 and June 30, 2026, the Company had a nominal outstanding balance due to the affiliate. The amount is included in “other current liabilities” on the Company’s condensed consolidated balance sheets. These expenses include but are not limited to legal, travel, and other expenses.

As of September 30, 2026 and June 30, 2026, the Company had a receivable of approximately $0.4 million and $0.4 million, respectively, from Guidant which is included within "receivable from related party" on the Company's condensed consolidated balance sheets. As of September 30, 2026 and June 30, 2026, the Company had a payable of approximately $0.3 million and $0.3 million, respectively, to Guidant which is included within "other current liabilities" on the Company's condensed consolidated balance sheets. Additionally, under the TSA, the Company agreed to share cost savings related to the unwind of the remaining Sonnet assets with Guidant.

During the three months ended September 30, 2026 and 2025, total compensation expense recognized for non-employee members of the Company's board of directors (the "Board") was $0.5 million and $0.0 million, respectively. This amount included 13,233 shares of Common Stock issued (in lieu of cash compensation) for a total fair value of $0.1 million, as well as $0.3 million of compensation expense recognized related to 326,312 RSUs outstanding during the period.

Advisor Rights and Strategic Advisor Agreement

Pursuant to the BCA, on the Closing Date, the Company and Rorschach Advisors LLC (the "Advisor"), an affiliate, entered into an Advisor Rights Agreement (the “Advisor Rights Agreement”) and a Strategic Advisor Agreement (the “Advisory Agreement”), and the Company issued to the Advisor Common Stock (the “Advisor Shares”) and the Advisor Warrants.

Pursuant to the Advisor Rights Agreement, among other things, for so long as the Advisor and its affiliates continue to own at least 10% of the total number of shares of the Company’s Common Stock held by the Advisor as of immediately following the Closing (the “Minimum Holding Condition”), the Advisor will have the right to nominate a number of persons (the “Advisor Directors”) to the Board equal to the result of (rounded up to the nearest whole number) (a) the percentage determined by dividing (i) the number of shares of Common Stock beneficially owned by the Advisor (together with its affiliates) (on an “as-converted ”and “as exercised” basis and without applying any “blocker” provisions limiting the exercise or conversion of any securities held by any such person) by (ii) the total number of shares of Common Stock then outstanding (on an “as-converted” and “as exercised” basis), multiplied by (b) the then current size of the Board (counting, for purposes of such determination, all vacancies as filled), but in any event at least one director, who shall be the Chairman of the Board. In addition, for so long as the Minimum Holding Condition is satisfied, the Company will take all necessary action to cause the Board to be comprised of at least five directors, including the Advisor Directors, and to consist of the requisite number of directors meeting the independence requirements of the Nasdaq Stock Market (or other securities exchange on which the Common Stock is then listed). The Advisor Rights Agreement also provides the Advisor with certain information rights, and subjected the Advisor Shares and Advisor Warrants (and underlying shares of Common Stock) to lock-up restrictions applicable, subject to certain exceptions, for a period ending on the earlier of (x) the first anniversary of the Closing Date, (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property, or (z) with respect to any securities subject to the lock-up, the date on which the last sale price of the Common Stock equals or exceeds an amount per share of Common Stock equal to 150% of the price (or deemed price) for which the Advisor acquired such securities. The lock-up restrictions lapsed during the quarter ended September 30, 2026.

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

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

Also on the Closing Date, the Board adopted and the Company filed with the Secretary of State of the State of Delaware a certificate of designation (the “Certificate of Designation”) designating the rights, preferences and limitations of the Series A Preferred Stock (“Series A Preferred Stock”). Up to 200,000 shares were designated Series A Preferred Stock, with each share of Series A Preferred Stock having a stated value equal to $1,000 (the “Stated Value”). Each share of Series A Preferred Stock is convertible, at the option of the holder, into that number of shares of Common Stock determined by dividing the Stated Value by $6.25 (the “Conversion Price”). The Conversion Price may be adjusted pursuant to the Certificate of Designation for stock dividends and stock splits, subsequent rights offerings, pro rata distributions of dividends or the occurrence of a Fundamental Transaction (as defined in the Certificate of Designation). A holder of Series A Preferred Stock will not have the right to convert any portion of its Series A Preferred Stock if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

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

Stock-Based Compensation

Effective as of the Closing Date, the stockholders of Sonnet approved the Hyperliquid Strategies Inc 2025 Equity Incentive Plan (the “2025 Equity Incentive Plan”), and the 2025 Equity Incentive Plan became effective. The 2025 Equity Incentive Plan permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and other stock-based awards, as well as the grant of dividend equivalents. Employees, directors and independent contractors of the Company and its subsidiaries are all eligible to participate in the 2025 Equity Incentive Plan, provided that incentive stock options may only be granted to employees. A total of 6,351,278 shares of Common Stock were reserved for awards under the 2025 Equity Incentive Plan.

During the three months ended September 30, 2026, the Company issued 13,233 shares of Common Stock (in lieu of cash compensation) to its Board, for a total fair value of $0.1 million included within "selling, general and administrative and research and development expenses" on the Company's condensed consolidated statements of operations. The Company did not issue shares to its Board during three months ended September 30, 2025.

In determining related stock-based compensation expense for any award under the 2025 Equity Incentive Plan, the Company has made an accounting policy election to account for forfeitures of awards as they occur and therefore stock-based compensation expense presented below has not been adjusted for any estimated forfeitures.

Restricted Stock Units

The Company records stock-based compensation expense related to restricted stock units ("RSUs"). For the three months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense allocated as follows (in thousands):

	For the Three Months Ended	For the Three Months Ended
	September 30, 2026	September 30, 2025
Selling, general and administrative and research and development expenses	$1,698	$-
Total	$1,698	$-

A summary of the restricted stock units ("RSUs") activity during the three months ended September 30, 2026 is presented below:

	Number of RSUs	Weighted Average Grant Date Price
RSUs June 30, 2026	1,169,558	$6.71
Granted	434,601	12.08
Vested	-	-
Forfeited	-	-
RSUs undelivered September 30, 2026	1,604,159	$8.16

The Company did not issue RSUs or record stock-based compensation expense for the three months ended September 30, 2025.

The weighted average grant date fair value of common share-settled restricted stock units during the three months ended September 30, 2026 was $12.08, based on the fair value of the Company's common stock.

RSUs have been granted to directors and officers of the Company in accordance with the Company’s 2025 Equity Incentive Plan.

As of September 30, 2026 and June 30, 2026, there was approximately $10.5 million and $7.0 million, respectively, of total unrecognized share-based compensation expense related to unvested RSUs, which the Company expects to recognize over a weighted average period of approximately 1.8 years and 1.6 years, respectively.

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

In September 2026, the Company and Chardan amended the Purchase Agreement three times. Amendment No. 1, entered into on September 1, 2026, increased the aggregate commitment from $1.0 billion to $2.5 billion and, after aggregate sales reached $1.0 billion, imposed an exchange cap prohibiting sales below $12.02 per share if they would cause such issuances to exceed 42,641,847 shares, or 19.99% of the Common Stock outstanding immediately before the amendment, unless stockholder approval is obtained or Nasdaq rules do not require it. Amendment No. 2, entered into on September 14, 2026 revised the VWAP Purchase Price to 98.5% of VWAP for VWAP and Intraday VWAP Purchases and 97.0% of VWAP for Off-Hour VWAP Purchases, subject to certain adjustments. Amendment No. 3, entered into on September 14, 2026 superseded Amendment No. 2 and amended those updated pricing terms to apply following the sale of the first 160,000,000 shares under the Purchase Agreement.

As of September 30, 2026 and June 30, 2026, the Company cumulatively issued 150,704,100 shares and 76,063,600 shares, respectively, of Common Stock under the Equity Facility. Cumulative net proceeds of $1.6 billion and $646.6 million were raised as of September 30, 2026 and June 30, 2026, respectively. For the three months ended September 30, 2026 and 2025, proceeds received are net of a 2.5% fee paid under the Equity Facility, which was equal to $23.4 million and $0 million, respectively.

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

Stock Repurchase Program

On December 8, 2025, the Company announced that the Board had authorized a stock repurchase program of up to $30 million of the Company’s outstanding Common Stock that will be in place for up to 12 months (the "Repurchase Program"). Through September 30, 2026 and June 30, 2026, a total of 5,793,191 shares and 3,067,097 shares, respectively, of Common Stock were repurchased by the Company for a total of approximately $27.8 million and $10.5 million, respectively.

Warrants

A summary of the warrant activity during the three months ended September 30, 2026 is presented below:

Number of Warrants
Outstanding as of June 30, 2026	28,658,614
Issued	-
Exercised	-
Outstanding as of September 30, 2026	28,658,614

There was no warrant activity during the three months ended September 30, 2025.

The following table presents information related to warrants as of September 30, 2026:

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life in Years
$9.38	9,131,600	4.2
$12.50	9,131,600	4.2
$18.75	9,131,600	4.2
$6.25	1,237,334	3.8
Various (> $47.00)	26,480	Various
	28,658,614

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On October 23, 2026, the Board approved an increase to the Repurchase Program from $30 million to up to $100 million of the Company’s outstanding shares of Common Stock, and an extension of the Repurchase Program through October 31, 2027.

Additionally, the price per HYPE token has declined from $90.99 as of September 30, 2026 to $83.73 as of November 4, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “our,” “us,” “HSI” or the “Company” refer to Hyperliquid Strategies Inc, and references to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations as of September 30, 2026 and June 30, 2026 and for the three months ended September 30, 2026 and 2025 should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the section titled "Risk Factors" included in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the “2026 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 27, 2026, and in other documents we may file from time to time with the SEC. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Reverse Recapitalization and Sonnet Acquisition

On July 11, 2025, the Company, Sonnet BioTherapeutics Holdings, Inc. (“Sonnet”), Rorschach I LLC ("Rorschach"), Sonnet Merger Sub Inc., and Rorschach Merger Sub LLC entered into a Business Combination Agreement (as subsequently amended, the “Transaction Agreement”) pursuant to which on December 2, 2025 (the “Closing Date”), (i) Rorschach Merger Sub LLC merged with and into Rorschach (the "Rorschach Merger") with Rorschach surviving the Rorschach Merger as a direct wholly owned subsidiary of the Company and (ii) immediately following the Rorschach Merger, Sonnet Merger Sub Inc. merged with and into Sonnet (the "Sonnet Merger"), with Sonnet surviving the Sonnet Merger as a direct wholly owned subsidiary of the Company (collectively, the “Transaction”). Prior to the consummation of the Transaction, Rorschach owned 100% of the Company. The combination of Rorschach and HSI was accounted for as a reverse recapitalization (the “Reverse Recapitalization”), with Rorschach surviving as the accounting acquirer. Under the Reverse Recapitalization, the assets and liabilities of the Company were recorded at historical cost. No goodwill or intangible assets were recognized. Consequently, the condensed consolidated financial statements of the Company reflect the operations of Rorschach for accounting purposes, and together with the financial position and results of operations of HSI and Sonnet subsequent to the Closing Date.

HYPE Token Acquisitions

During the three months ended September 30, 2026, we purchased an additional 9,078,739 HYPE tokens for approximately $785.9 million. No HYPE tokens were purchased during the three months ended September 30, 2025.

Equity Post Closing

As of September 30, 2026 and June 30, 2026, we had the following outstanding securities (in addition to the contingent value rights issued in connection with the BCA):

•
272,478,097 shares and 200,550,458 shares, respectively of Common Stock;
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

Disposition of Certain Sonnet Assets

During the year ended June 30, 2026, we entered into an asset purchase agreement (the "APA") with Guidant Bio Therapeutics Inc. ("Guidant"). In connection with the consummation of the transactions contemplated by the APA, on March 31, 2026, we transferred $1.325 million in cash, various developmental assets and patents related to Sonnet's tumor delivery platforms, certain employees and Sonnet's Australian subsidiary to Guidant, and subsequently, in accordance with the terms of the APA, provided an additional $1.0 million upon the execution of the definitive investment agreements. In exchange, we received a 40% common stock interest in Guidant. In connection with the APA, we engaged Guidant under a transaction services agreement (the "TSA") to provide services to us for fees of $0.175 million, paid at the closing of the APA.

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

In September 2026, we amended the Purchase Agreement with Chardan three times. Amendment No. 1, entered into on September 1, 2026, increased the aggregate commitment from $1.0 billion to $2.5 billion and, after aggregate sales reached $1.0 billion, imposed an exchange cap prohibiting sales below $12.02 per share if they would cause such issuances to exceed 42,641,847 shares, or 19.99% of the Common Stock outstanding immediately before the amendment, unless stockholder approval is obtained or Nasdaq rules do not require it. Amendment No. 2, entered into on September 14, 2026 revised the VWAP Purchase Price to 98.5% of VWAP for VWAP and Intraday VWAP Purchases and 97.0% of VWAP for Off-Hour VWAP Purchases, subject to certain adjustments. Amendment No. 3, entered into on September 14, 2026 superseded Amendment No. 2 and amended those updated pricing terms to apply following the sale of the first 160,000,000 shares under the Purchase Agreement.

As of September 30, 2026 and June 30, 2026, we cumulatively issued 150,704,100 shares and 76,063,600 shares, respectively, of Common Stock under the Equity Facility. Cumulative net proceeds of $1.6 billion and $646.6 million were raised as of September 30, 2026 and June 30, 2026, respectively. For the three months ended September 30, 2026 and 2025, proceeds received are net of a 2.5% fee paid under the Equity Facility, which was equal to $23.4 million and $0 million, respectively.

Advisor Rights and Strategic Advisor Agreement

Pursuant to the BCA, on the Closing Date, we entered into an Advisor Rights Agreement (the "Advisor Rights Agreement") and a Strategic Advisor Agreement (the "Advisory Agreement") with Rorschach Advisors LLC (the "Advisor"), and we issued to the Advisor three warrants (each, an "Advisor Warrant"). Pursuant to the Advisor Rights Agreement, among other things, for so long as the Advisor and its affiliates continue to own at least 10% of the total number of shares of our Common Stock held by the Advisor as of immediately following the Closing (the “Minimum Holding Condition”), the Advisor will have the right to nominate a number of persons (the "Advisor Directors") to our board of directors equal to the result of (rounded up to the nearest whole number) (a) the percentage determined by dividing (i) the number of shares of Common Stock beneficially owned by the Advisor (together with its affiliates) (on an “as-converted” and “as exercised” basis and without applying any “blocker” provisions limiting the exercise or conversion of any securities held by any such person) by (ii) the total number of shares of Common Stock then outstanding (on an “as-converted” and “as exercised” basis), multiplied by (b) the then current size of the board of directors (counting, for purposes of such determination, all vacancies as filled), but in any event at least one director, who shall be the Chairman of the Board. In addition, for so long as the Minimum Holding Condition is satisfied, we will take all necessary action to cause the board to be comprised of at least five directors, including the Advisor Directors, and to consist of the requisite number of directors meeting the independence requirements of the Nasdaq Stock Market (or other securities exchange on which the Common Stock is then listed). The Advisor Rights Agreement also provides the Advisor with certain information rights, and subjects the Advisor Shares and Advisor Warrants (and underlying shares of Common Stock) to lock-up restrictions applicable, subject to certain exceptions, for a period ending on the earlier of (x) the first anniversary of the Closing Date, (y) the date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property, or (z) with respect to any securities subject to the lock-up, the date on which the last sale price of the Common Stock equals or exceeds an amount per share of Common Stock equal to 150% of the price (or deemed price) for which the Advisor acquired such securities. The lock-up restrictions lapsed during the quarter ended September 30, 2026.

Pursuant to the Advisory Agreement, the Advisor has agreed to use commercially reasonable efforts to provide us with certain technical advisory services related to the digital asset ecosystem, including Hyperliquid and related digital assets, developments in digital asset industries, the selection of third-party vendors with respect to asset management and related digital asset services and other strategic advice regarding digital assets treasury operations for a term of five years (subject to earlier termination under certain circumstances). The Advisory Agreement provides that, unless otherwise agreed by Advisor and subject in all respects to applicable law, in the event that we raise equity or equity-linked financing during the term, the Advisor will be entitled to receive grants of equity in the form of (a) shares of Common Stock equal to 5% of the number of shares of Common Stock issued or issuable pursuant to such financing and (b) warrants to purchase an aggregate number of shares of Common Stock equal to 15% of the number of shares of Common Stock issued or issuable pursuant to such financing, in substantially the same form as the Advisor Warrants, or as otherwise may be agreed by us and the Advisor. The Advisor has waived its right to receive such additional equity grants on account of any equity or equity-linked financing consummated by us following the Closing, unless and until it revokes such waiver with respect to future financings. Revocation requires two weeks’ advance notice provided to us and no such notice has been provided through the date of this filing. The Advisor shall also be entitled to receive such additional compensation, if any, as may be approved by the board of directors.

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

During the three months ended September 30, 2026, we granted 434,601 RSUs and recognized stock-based compensation expense of $1.7 million. No stock-based compensation expense was recognized for three months ended September 30, 2025.

Stock Repurchase Program

On December 8, 2025, we announced that our board of directors had authorized a stock repurchase program of up to $30 million of the Company’s outstanding Common Stock that will be in place for up to 12 months. During the three months ended September 30, 2026 and 2025, a total of 2,726,094 shares and 0 shares, respectively, of Common Stock were repurchased by us for a total of approximately $17.3 million and $0.0 respectively. On October 23, 2026, our board of directors approved an increase to the stock repurchase program from $30 million to up to $100 million of the Company’s outstanding shares of Common Stock, and an extension of the program through October 31, 2027.

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

Financial Overview

Revenue

Digital Assets

Digital assets are initially recorded at cost and then subsequently remeasured at fair value as of the balance sheet date with changes in fair value recognized as unrealized gains or losses in operating income (expense). Upon derecognition of the digital assets, we recognize realized gains or losses in operating income (expense) on the condensed consolidated statements of operations, based upon the fair value of digital assets on the date of derecognition. We recognize revenue by applying the guidance in Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”).

Staking Revenue

We stake substantially all of our HYPE tokens. HYPE tokens earned from validators, in the form of staking rewards, are recognized as revenue when we satisfy our performance obligations (i.e., providing our tokens to the validator in order to validate blocks or transactions as determined by the protocol) ratably over the contract term. Staking rewards accrue every minute and are distributed to us on a daily basis. The HYPE tokens earned are non-cash consideration and therefore measured at fair value at the inception of each contract.

Because we do not unilaterally control the validator, we are not the principal to the validation service. As such, we present staking rewards as revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled.

Validator Commission Income

On May 13, 2026, we launched a validator node on the Hyperliquid network in partnership with Nexus Research Labs, Inc., parent of Unit Labs (“Unit”), a digital asset infrastructure and staking services provider, as “Hyperliquid Strategies x Unit” (the "Validator") . We stake the majority of our tokens to the Validator. The Validator operates within the HyperCore infrastructure and participates in the HyperBFT consensus mechanism, producing blocks and validating transactions alongside the network’s active validators. The Validator is able to accept delegations from both us and third-party HYPE holders (the customers), and we earn commission income from staking rewards at the Validator level. Under our validator services agreement with Unit, commission revenue earned at the Validator level is shared with Unit, who is responsible for the day-to-day technical operation of the validator infrastructure, while we exercise direct oversight over validator performance and compliance with our staking risk management framework. The Validator earns commissions, paid in HYPE tokens, for its services. Commission income is recognized as revenue when blocks or transactions are successfully validated in accordance with the protocol. Under our Validator Service Agreement with Unit, Unit controls the operation, maintenance, monitoring, and technical management of Validator Nodes and Platform on behalf of us. As such, we have concluded that we do not control the validator service, and therefore we are not the principal to the validation service. Accordingly, we present validator commission income on a net basis in Staking and Validator Commission revenue, reflecting only the portion of protocol rewards and commission to which we are entitled after amounts payable to Unit.

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

Our Equity Facility qualifies as a derivative. Any changes in the fair value of any equity sold between the time the forward was entered into (trade execution under the Equity Facility) and the ultimate settlement is treated as other income (expense). This income (expense) is classified as “Other expense” on our condensed consolidated statements of operations.

Selling, general and administrative and research and development expenses

Selling, general and administrative and research and development expenses consist primarily of payroll and related expenses, legal and other professional services, and insurance expenses.

Results of Operations

For the Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025

The following is a summary of the Company’s results of operations for the three months ended September 30, 2026 and 2025.

Revenue

Revenue for the three months ended September 30, 2026 totaled $12.3 million, which was primarily staking revenue. Our increase in revenue reflects the fact that we stake substantially all of our HYPE tokens and for the three months ended September 30, 2025, no HYPE tokens were purchased or held by us. As noted above, we present staking rewards as revenue on a net basis.

The Company did not have revenue for the three months ended September 30, 2025.

Digital Assets

Unrealized gain on digital tokens for the three months ended September 30, 2026 was $803.0 million, resulting from the fair value changes of HYPE digital assets during the three months ended September 30, 2026. The price per HYPE token increased from $65.04 as of June 30, 2026 to $90.99 as of September 30, 2026.

During the three months ended September 30, 2025, we recognized an unrealized loss on HYPE contribution commitment of $13.4 million, which was primarily the result of a decrease in fair value of the 12.5 million HYPE tokens from a price of $46.37 per HYPE token at the date such HYPE tokens were committed to us from investors, down to $45.19 per HYPE token as of September 30, 2025.

Selling, general and administrative and research and development expenses

Our selling, general and administrative and research and development expenses for the three months ended September 30, 2026 and 2025 were $7.6 million and $0.0 million, respectively, which includes professional fees, salaries and wages and insurance costs. The increase was due to our commencement of substantive operations subsequent to September 30, 2025.

Other Income (Expense)

Other expense for the three months ended September 30, 2026 totaled approximately $14.8 million. Other expense for the three months ended September 30, 2026 primarily resulted from an expense under the Equity Facility related to the increase in the price of our equity between the share issuance and settlement as well as a loss of $0.5 million related to our share of losses from our equity method investment in Guidant. These expenses were partially offset by $1.0 million of interest income, which is derived from money market funds, treasury assets, and interest received on cash positions held with financial institutions.

No other income (expense) was recognized for the three months ended September 30, 2025.

Income tax expense (deferred)

We recognized an income tax expense of $172.3 million for the three months ended September 30, 2026, primarily driven by the increase in value of our HYPE digital tokens during the period.

No income tax expense (deferred) was recognized for the three months ended September 30, 2025.

Liquidity and Capital Resources

Under ASC Subtopic 205-40, “Presentation of Financial Statements—Going Concern”, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the date that our financial statements are issued.

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

Our net income (loss) was $620.6 million and $(13.4) million for the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and June 30, 2026, we had accumulated earnings of approximately $925.5 million and $304.9 million, respectively. As of September 30, 2026, we had cash and cash equivalents of $254.6 million and HYPE digital assets with a fair value of $3.5 billion, working capital (inclusive of cash and cash equivalents) of $249.9 million and stockholders’ equity of $3.4 billion. As of June 30, 2026, we had cash and cash equivalents of $137.9 million and HYPE digital assets with a fair value of $1.9 billion, working capital (inclusive of cash and cash equivalents) of $148.7 million and stockholders’ equity of $1.9 billion.

During the three months ended September 30, 2026, our sources and uses of cash were as follows:

Net cash used in operating activities was approximately ($17.1) million, which includes net income of $620.6 million and net changes in operating assets and liabilities of $3.6 million, offset by ($641.2) million of net non-cash items consisting of $803.0 million of unrealized gains on HYPE digital asset and $12.3 million of staking and validator commission income, partially offset by $171.7 million of deferred income tax expense, $1.7 million of stock-based compensation expense, a $0.5 million loss from equity method investment in Guidant and $0.1 million of issuance of shares to the board of directors.

Net cash used in investing activities was approximately ($774.0) million, which was primarily related to the purchase of HYPE digital assets and U.S. Dollar Coin ("USDC"), partially offset by $0.1 million sales of USDC.

Net cash provided by financing activities was approximately $907.7 million, which was primarily attributable to $925.0 million of net cash proceeds from the issuance of equity, partially offset by $17.3 million in payments for the repurchase of Common Stock.

During the three months ended September 30, 2025, our sources and uses of cash were as follows:

Net cash used in operating activities was approximately ($0.1) million, which includes a net loss of $(13.4) million and net changes in operating assets and liabilities of ($0.1) million, partially offset by a loss on HYPE contribution commitment of $13.4 million.

There was no net cash used in investing activities during the period.

Net cash provided by financing activities was approximately $0.3 million, which was attributable to proceeds from the issuance of equity.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026 and June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any material long-term debt, capital lease obligations, operating lease obligations or long-term liabilities that affect our liquidity or capital resources.

In the normal course of business, we enter into contracts for services. The amount owed by us as of September 30, 2026 and June 30, 2026 is $6.1 million and $3.7 million, respectively and is included in “accounts payable” and “other current liabilities” on the condensed consolidated balance sheets.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above. There are no critical accounting estimates as of September 30, 2026 and June 30, 2026.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ending on September 30, 2026, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in Part I, Item 1A of the 2026 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the purchases of our common stock made by us during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/26 – 7/31/26	2,726,094	$6.36	2,726,094	$2,177,793
8/1/26 – 8/31/26	-	-	-	$2,177,793
9/1/26 – 9/30/26	-	-	-	$2,177,793

(1) On December 5, 2025, the Company's board of directors authorized a share repurchase program (the “Repurchase Program”) under which the Company may repurchase up to $30 million of its Common Stock over a twelve-month period commencing December 5, 2025. On October 23, 2026, the board of directors approved an increase to the Repurchase Program from $30 million to up to $100 million of the Company’s outstanding shares of Common Stock, and an extension of the Repurchase Program through October 31, 2027. Under the Repurchase Program, shares of Common Stock may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the Repurchase Program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Common Stock, general market and economic conditions and applicable legal requirements. There is no guarantee as to the number of shares that will be repurchased, and the Repurchase Program may be extended, suspended or discontinued at any time without prior notice at the Company’s discretion.

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

3.3	Amended and Restated Bylaws, dated December 2, 2025 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-42985), filed with the SEC on December 3, 2025.

4.1	Form of Advisor Warrant (incorporated by reference to Exhibit D of Exhibit 2.1 to Sonnet’s Current Report on Form 8-K (File no. 001-35570), filed with the SEC on July 14, 2025).

10.1

Amendment No. 1 to ChEF Purchase Agreement, dated as of September 1, 2026, between the Company and Chardan Capital Markets LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42985), filed with the SEC on September 1, 2026).

10.2

Amendment No. 2 to ChEF Purchase Agreement, dated as of September 14, 2026, between the Company and Chardan Capital Markets LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42985), filed with the SEC on September 14, 2026).

10.3

Amendment No. 3 to ChEF Purchase Agreement, dated as of September 14, 2026, between the Company and Chardan Capital Markets LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42985), filed with the SEC on September 15, 2026).

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

HYPERLIQUID STRATEGIES INC

Date: November 5, 2026	By:	/s/ David Schamis
	Name:	David Schamis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Brett Beldner
	Name:	Brett Beldner
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)